Form 10QSB
period 1996-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1996-05-15
CIK 763399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-14569



                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



        Maryland                                    04-2848939
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

- - ------------------------------------------------------------------------------------------------------------------------------------


Three months ended March 31, 1996 and 1995
(Unaudited)                                                                                 1996              1995
- - ------------------------------------------------------------------------------------------------------------------------------------


Revenues

      Rental income....................................................                $5,625,452       $5,707,444
      Laundry income...................................................                   130,816           78,489
      Interest income..................................................                    31,021           66,299
      Other income.....................................................                   132,320           43,727
                                                                                      -----------       ----------
                                                                                        5,919,609        5,895,959
                                                                                       ----------       ----------
Expenses

      Utilities........................................................                 1,327,282        1,209,638
      Repairs and maintenance..........................................                   436,001          508,346
      Taxes............................................................                   436,676          413,915
      Salaries.........................................................                   614,892          600,648
      Operating expense................................................                   281,986          181,106
      Administrative expenses..........................................                    97,087          104,543
      Bad debt expense.................................................                   261,591          169,832
      Advertising and rental expense...................................                    73,328           82,211
      Insurance........................................................                    99,652          141,183
      Asset and property management fees...............................                   191,721          307,975
                                                                                        ---------       ----------
         Total operating expenses......................................                 3,820,216        3,719,397
                                                                                       ----------       ----------

Other expenses

      Interest expense.................................................                 1,412,946        1,436,527
      Depreciation and amortization....................................                 1,005,504          982,380
                                                                                       ----------       ----------
         Total expenses................................................                 6,238,666        6,138,304
                                                                                       ----------       ----------

Net loss before minority interest......................................                 (319,057)         (242,345)
                                                                                      -----------       ----------

Minority Interest in Net Earnings of
      Operating Partnerships ..........................................                    22,603           18,218
                                                                                       ----------       ----------

Net loss...............................................................                $ (341,660)      $ (260,563)
                                                                                      ===========       ==========

Net loss allocated to general partners.................................              $   (17,083)       $  (13,028)
                                                                                     ============       ==========

Net loss allocated to investor
      limited partners.................................................               $ (324,577)       $ (247,535)
                                                                                      ===========       ==========

Net loss per unit of limited
      partnership interest.............................................             $       (500)     $       (381)
                                                                                    =============     ============

Weighted average number of units outstanding                                      $          649      $        649
                                                                                  ==============     ============

The accompanying notes are an integral part of these consolidated financial statements.

BALANCE SHEETS

- - ------------------------------------------------------------------------------------------------------------------------------------


                                                                                        March 31,      December 31,
                                                                                          1996             1995
                                                                                      (Unaudited)       (Audited)
- - ------------------------------------------------------------------------------------------------------------------------------------


                                     ASSETS

Investment in Real Estate - At Cost
      Land.............................................................             $  5,833,466      $  5,833,466
      Buildings, improvements and personal property                                   87,780,258        87,415,477
                                                                                    ------------      ------------
                                                                                      93,613,724        93,248,943
      Less:  accumulated depreciation..................................               38,537,639        37,586,954
                                                                                    ------------      ------------
                                                                                      55,076,085        55,661,989

Other Assets:
      Cash and cash equivalents........................................                1,529,763         1,561,098
      Tenant accounts receivable.......................................                  328,671           470,872
      Tenant security deposits - funded................................                  414,868           383,467
      Escrows and reserves.............................................                3,702,578         3,392,301
      Prepaid expenses and other assets................................                  737,733         1,004,695
      Deferred costs, less accumulated amortization
       of $652,275 and $597,456 as of
       March 31, 1996 and December 31, 1995
        respectively...................................................                1,651,530         1,706,349
                                                                                    ------------      ------------

      TOTAL ASSETS.....................................................             $ 63,441,228      $ 64,180,771
                                                                                    ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

      Mortgage payable.................................................             $ 60,581,049      $ 60,866,515

      Other Liabilities:
         Due to affiliate..............................................                     -                -
         Accounts payable and accrued expenses                                           749,201           914,894
         Tenant security deposits payable..............................                  302,793           272,120
                                                                                    ------------      ------------
                                                                                      61,633,043        62,053,529


MINORITY INTEREST (Note 1).............................................                2,107,253         2,084,650
                                                                                    ------------      ------------

PARTNERS' EQUITY:
      Investor Limited Partners, Units of Investor
         Limited Partnership Interest, 649 units
         authorized and outstanding ...................................                2,575,299         2,899,876
      General Partners.................................................               (2,874,367)       (2,857,284)
                                                                                    ------------      ------------

                                                                                        (299,068)           42,592
                                                                                    -------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY.................................             $ 63,441,228      $ 64,180,771
                                                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CASH FLOWS

- - ------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Three Months Ended
                                                                                                          March 31,
                                                                                          1996              1995
                                                                                       Unaudited         Unaudited
- - ------------------------------------------------------------------------------------------------------------------------------------


  Cash flow from operating activities:
      Net loss.........................................................             $   (341,660)     $   (260,563)
      Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Minority Interest in Net Earnings of
             Operating Partnerships....................................                   22,603            18,218
         Depreciation..................................................                  950,685           927,561
         Amortization..................................................                   54,819            54,819
         Changes in assets and liabilities:
             Decrease in tenants accounts receivable                                     142,201           249,249
             Net security deposits received (paid)                                          (728)           (1,028)
             Increase in escrows and reserves..........................                 (310,277)         (723,059)
             Decrease in prepaid expenses and other assets                               266,962           (87,733)
             Decrease in due to affiliates.............................                       -            (21,375)
             Increase (decrease) in accounts payable and accrued expenses               (165,693)          158,920
                                                                                    ------------      ------------

      Net cash provided by operating activities                                          618,912           315,009
                                                                                     -----------      ------------

Cash flows from investing activities:
      Acquisition of and improvements to properties                                     (364,781)          (87,154)
                                                                                    ------------      ------------
Net cash used in investing activities..................................                 (364,781)          (87,154)
                                                                                    ------------      ------------

Cash flows from financing activities:
      Principal payments on mortgage...................................                 (285,466)         (188,561)
      Distributions to partners........................................                         -       (1,366,316)
                                                                                -----------------     ------------

Net cash used in financing activities..................................                 (285,466)       (1,554,877)
                                                                                    ------------       -----------

      Net decrease in cash and cash equivalents                                          (31,335)       (1,327,022)

Cash and cash equivalents, beginning of period                                         1,561,098         3,123,638
                                                                                    ------------      ------------

Cash and cash equivalents, end of period                                            $  1,529,763      $  1,796,616
                                                                                    ============      ============

Cash paid for interest.................................................             $  1,412,946      $  1,436,527
                                                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CHANGES IN PARTNER' EQUITY

- - ------------------------------------------------------------------------------------------------------------------------------------


                                                Units of
For the Three Months Ended                       Limited             General             Limited
March 31, 1996 and 1995                        Partnership           Partners'           Partners'             Total
(Unaudited)                                     Interest             Capital             Capital               Capital
- - ------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995                            649        $(2,857,284)        $ 2,899,876       $     42,592
Distributions                                                              -                   -                  -
Net loss                                                             (17,083)           (324,577)          (341,660)
                                         ----------------        -----------         -----------         -----------
Balance, March 31, 1996                               649        $(2,874,367)        $ 2,575,299        $  (299,068)
                                             ============        ===========         ===========        ============

Balance, December 31, 1994                            649        $(2,730,932)        $ 5,300,556        $ 2,569,624
Distributions                                                        (68,316)         (1,298,000)        (1,366,316)
Net loss                                                             (13,028)           (247,535)          (260,563)
                                          ---------------        -----------         -----------         -----------
Balance, March 31, 1995                               649        $(2,812,276)        $ 3,755,021        $   942,745
                                              ===========        ===========         ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited)


1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financing reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships prepared on the accrual basis of accounting. Theodore N. Lerner's ownership in the Operating Partnership's has been reflected as a minority interest in the accompanying consolidated balance sheets and statements of operations.
 All significant intercompany accounts and transactions have been eliminated in consolidation.

         The  accompanying   consolidated   financial   statements  reflect  the
Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.        TAXABLE LOSS

         The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Operating Partnerships.


3.        INVESTMENT IN OPERATING PARTNERSHIP

         The following  summarizes  the results of operations  for the Operating
Partnerships:

                                                                       Three Months Ended
                                                                             March 31,
                                                                     1996                1995
Income:
     Rental income                                               $ 5,625,452        $ 5,707,444
     Interest and other income                                       274,419            146,400
                                                               -------------       ------------
                                                                 $ 5,899,871        $ 5,853,844
                                                                 ===========        -----------

Expenses:
     Depreciation and amortization                               $   950,685        $   927,561
     Operating expenses                                            2,772,987          3,156,626
     Taxes and insurance                                             669,326            555,098
                                                               -------------       ------------
                                                                 $ 4,392,998         $ 4,639,285
                                                                 -----------         -----------

Net income                                                       $ 1,506,873         $ 1,214,559
                                                                 ===========         ===========


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Springhill Lake the "Partnership", has invested as a general partner in nine limited partnerships (collectively, the "Operating Partnerships") and as such, receives distributions of cash flow from the Operating Partnerships and is responsible for expenditures consisting of (i) interest payable on the New Mortgage Loans (ii) administrative expenses and (iii) fees payable to affiliates of the General Partners. Each Operating Partnership owns a section of a garden apartment complex in Greenbelt, Maryland (the "project"). The General Partners believe that funds distributed by the Operating Partnerships to the Registrant will be sufficient to pay such expenditures. The Operating Partnerships' cash and cash equivalents experienced a $31,335 decrease at March 31, 1996 as compared to December 31, 1995. The decrease was due to $618,912 provided by operating activities, which was partially offset by $364,781 used in investing activities and $285,466 used for principal reduction to the mortgage payable. At March 31, 1996, the Operating Partnerships' cash reserves were $1,529,763. The Partnership also has a cash replacement reserve account held by its lender. At March 31, 1996, the balance in the account was $2,728,774. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership resumed making cash distributions to Limited Partners in 1995. The Partnership intends to continue to limit cash distributions to fund the capital improvements and reserves required for the Project. However, the performance of the Partner's interest in the Project and its distribution policy will continue to be reviewed on a quarterly basis.

Results of Operations

The  Partnership  operated at a net loss of $341,660  for the three months ended
March 31, 1996, compared to a net loss of $260,563 for the three months ended March 31, 1995. Excluding non-cash items such as depreciation and amortization, however, the Operating Partnership generated positive cash flow, which was used to make improvements to the property and principal payments on the loans encumbering the properties.

The Operating Partnerships' revenue was essentially constant for the first quarter of 1996 compared to the first quarter of 1995. The property's average rents increased by 13.5% since the first quarter of 1995, but this increase was offset by a substantial increase in the amount of concessions offered to new tenants. The property's average occupancy remained stable at approximately 91%.

The direct operating costs of the Operating Partnerships' property increased by 2.9%, primarily as a result of higher costs associated with utilities. Due to the extreme winter weather conditions heating costs were abnormally high. Also, increases in bad debt and operating expense were offset by a reduction in asset and property management fees. The Operating Partnerships' interest expense and depreciation and amortization expense were consistent with the results for the same period in 1995.

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $364,781 on capital improvements during the first quarter of 1996 compared to $87,154 in the first quarter of 1995. Improvements included replacing appliances and bathroom tile in apartment units. Most of the capital improvements are funded by replacement reserves held by the mortgage lender, with the balance being funded from operations. The balance of the replacement reserves was approximately $2,728,774 at March 31, 1996.

The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II - OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPRINGHILL LAKE INVESTORS
                               LIMITED PARTNERSHIP

                       By: Three Winthrop Properties, Inc.
                           Managing General Partner


                           By: /s/ Michael L. Ashner
                                   Michael L. Ashner
                                   Chief Executive Officer

                           By: /s/ Edward V. Williams
                                   Edward V. Williams
                                   Chief Financial Officer