Form 10QSB
period 1996-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1996-08-14
CIK 763399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-14569



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

STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months ended                    Six Months Ended
                                                                          June 30,                             June 30,
                                                                   1996           1995                  1996              1995
                                                                       (Unaudited)                              (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------


Revenues.............................................

      Rental income..................................        $5,801,586       $5,481,307           $11,427,038       $11,188,751
      Laundry income.................................            52,326           78,663               183,142           157,152
      Interest income................................            13,104           69,484                44,125           135,783
      Other income...................................           168,806          214,141               301,126           257,868
                                                            -----------       ----------               -------           -------
                                                              6,035,822        5,843,595            11,955,431        11,739,554
                                                             ----------      ----------             ----------        ----------
Expenses

      Utilities......................................           844,669          678,835             2,171,951         1,888,473
      Repairs and maintenance........................           634,158          681,482             1,070,159         1,370,934
      Real estate taxes..............................           431,796          418,213               868,472           851,785
      Salaries and benefits..........................           639,640          481,958             1,254,532         1,150,162
      Administrative expenses........................           268,679          356,081               647,752           460,624
      Bad debt expense...............................           116,904            6,464               378,495           176,296
      Advertising and rental expense                             57,307           71,881               130,635           154,092
      Insurance......................................            99,403           99,781               199,055           153,751
      Asset and property management fees                        199,324          222,614               391,045           530,589
                                                             ----------       ----------            ----------       -----------
         Total operating expenses....................         3,291,880        3,017,309             7,112,096         6,736,706
                                                              ---------       ----------              ---------       -----------

Other expenses

      Interest expense...............................         1,406,257        1,431,919             2,819,203         2,868,446
      Depreciation and amortization                             955,020          982,381             1,960,524         1,964,761
                                                             ----------       ----------             ---------      ------------
         Total expenses..............................         5,653,157        5,431,609            11,891,823        11,569,913
                                                              ---------       ----------            ----------      ------------

Net income before minority interest                             382,655          411,986                63,608           169,641
                                                                -------        ---------           -----------     -------------

Minority interest in net earnings (loss) of
      the operating partnership .....................           (1,866)          174,012                 20,737          192,230
                                                             ----------      ----------            -----------      ------------

Net income (loss)....................................         $ 384,531        $ 237,974           $    42,871     $    (22,589)
                                                              =========        =========           ===========     =============

Net income (loss)allocated to general partners                 $ 19,227        $  11,899          $      2,144     $     (1,129)
                                                               ========        =========          ============     =============

Net income(loss) allocated to investor
      limited partners...............................        $  365,304        $ 226,075           $    40,727      $   (21,460)
                                                             ==========        =========           ===========      ============

Net income (loss) per unit of limited
      partnership interest...........................      $        563      $       348        $           63    $         (33)
                                                           ============      ===========        ==============    ==============

Weighted average number of units outstanding               $        649      $       649        $          649    $          649
                                                          =============      ============       ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


BALANCE SHEETS

- ------------------------------------------------------------------------------------------------------------------------------------


                                                                                         June 30,      December 31,
                                                                                          1996             1995
                                                                                      (Unaudited)       (Audited)
- ------------------------------------------------------------------------------------------------------------------------------------


                                                                  ASSETS

Investment in Real Estate - At Cost
      Land.............................................................            $   5,833,466      $  5,833,466
      Buildings, improvements and personal property                                   88,438,539        87,415,477
                                                                                    ------------      ------------
                                                                                      94,272,005        93,248,943
      Less:  accumulated depreciation..................................               39,437,840        37,586,954
                                                                                    ------------      ------------
                                                                                      54,834,165        55,661,989

Other Assets:
      Cash and cash equivalents........................................                  622,055         1,561,098
      Tenant accounts receivable.......................................                  413,121           470,872
      Tenant security deposits - funded................................                  409,909           383,467
      Escrows and reserves.............................................                4,285,892         3,392,301
      Prepaid expenses and other assets................................                  201,200         1,004,695
      Deferred costs, less accumulated amortization
       of $707,094 and $597,456 as of
       June 30, 1996 and December 31, 1995 respectively                                1,596,711         1,706,349
                                                                                    ------------      ------------

      TOTAL ASSETS.....................................................             $ 62,363,053      $ 64,180,771
                                                                                    ============      ============


                                                     LIABILITIES AND PARTNERS' EQUITY

      Mortgage payable.................................................             $ 60,288,896      $ 60,866,515

      Other Liabilities:
         Accounts payable and accrued expenses                                           630,633           914,894
         Tenant security deposits payable..............................                  366,221           272,120
                                                                                    ------------      ------------
                                                                                      61,285,750        62,053,529


MINORITY INTEREST (Note 1).............................................                2,105,387         2,084,650
                                                                                    ------------      ------------

PARTNERS' EQUITY:
      Investor Limited Partners, Units of Investor
         Limited Partnership Interest, 649 units
         authorized and outstanding ...................................                1,882,733         2,899,876
      General Partners.................................................               (2,910,817)       (2,857,284)
                                                                                    -------------     ------------

                                                                                      (1,028,084)           42,592
                                                                                  ---------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY.................................             $ 62,363,053      $ 64,180,771
                                                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Six Months Ended
                                                                                                           June 30,
                                                                                          1996              1995
                                                                                       Unaudited         Unaudited
- ------------------------------------------------------------------------------------------------------------------------------------


Cash flow from operating activities:
Net income (loss)                                                                      $   42,871       $     (22,589)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
   Minority interest in net earnings of operating partnership                              20,737              192,230
   Depreciation                                                                         1,850,886            1,855,122
   Amortization                                                                           109,638              109,638
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                              57,751            (310,691)
   Increase in escrows and reserves                                                     (893,591)          (1,474,788)
   Decrease in  prepaid expenses and other assets                                        803,495              509,689
   Increase in due from affiliates                                                              -             (39,097)
   Decrease in due to affiliates                                                                -             (21,375)
   (Decrease) increase in accounts payable and accrued expenses                          (284,261)             64,264
   Net security deposits received                                                          67,659             (12,121)
                                                                                      -----------        -------------

        Net cash provided by operating activities                                       1,775,185             850,282
                                                                                      -----------        ------------

Cash flow from investing activities:
   Investment in rental property                                                      (1,023,062)            (375,665)
                                                                                   --------------        ------------
        Net cash used in investing activities                                         (1,023,062)            (375,665)
                                                                                   --------------        ------------

Cash flow from financing activities:
   Principal payments on mortgage                                                       (577,619)            (430,613)
   Distributions to Partners                                                          (1,113,547)          (1,366,316)
                                                                                    -------------      --------------
        Net cash used in financing activities                                         (1,691,166)          (1,796,929)
                                                                                    ------------         ------------

   Net decrease in cash                                                                 (939,043)          (1,322,312)

Cash and cash equivalents, beginning                                                    1,561,098            3,123,638
                                                                                     ------------         ------------
Cash and cash equivalents, ending                                                   $     622,055         $  1,801,326
                                                                                    =============         ============

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                                            $  2,819,203         $  2,868,446
                                                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

- ------------------------------------------------------------------------------------------------------------------------------------


                                                Units of
For the Six Months Ended                         Limited             General            Limited
June 30, 1996 and 1995                       Partnership           Partners'           Partners'               Total
(Unaudited)                                     Interest             Capital            Capital               Capital
- ------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995                           649        $(2,857,284)        $ 2,899,876       $     42,592
Distributions                                                       (55,677)         (1,057,870)        (1,113,547)
Net income                                                            2,144              40,727             42,871
                                                     ---      --------------        ------------        ------------
Balance, June 30, 1996                               649        $(2,910,817)        $ 1,882,733       $ (1,028,084)
                                                     ===         ============        ===========       ===========

Balance, December 31, 1994                           649        $(2,730,932)        $ 5,300,556       $  2,569,624
Distributions                                                       (68,316)         (1,298,000)        (1,366,316)
Net loss                                                             (1,129)            (21,460)           (22,589)
                                          ---------------    ---------------       -------------       ------------
Balance, June 30, 1995                               649        $(2,800,377)        $ 3,981,096       $  1,180,719
                                             ===========       =============       ===========        ============



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(Unaudited)


1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The  consolidated   financial  statements  included  herein  have  been
prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financing reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

         The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships prepared on the accrual basis of accounting. Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated balance sheets and statements of operations.
 All significant intercompany accounts and transactions have been eliminated in consolidation.

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


3.        INVESTMENT IN OPERATING PARTNERSHIP

         The following  summarizes  the results of operations  for the Operating
Partnerships:

                                                              Three Months Ended                    Six Months Ended
                                                                June 30,                               June 30,
                                                        1996             1995                1996               1995
                                                    ----------       -----------         -----------        --------
Income
   Rental income                                 $ 5,801,586        $ 5,481,307         $11,427,038        $11,188,751
   Interest and other income                         231,422             318,496             505,841            464,896
                                                     ---------         ---------        ------------       ------------
                                                 $ 6,033,008         $ 5,799,803         $11,932,879        $11,653,647
                                                 -----------         -----------         -----------        -----------
Expenses:
   Depreciation and amortization                 $   900,201        $    927,561         $ 1,850,886        $ 1,855,122
   Operating expenses                              2,563,012           2,364,981           5,730,588          5,589,163
   Taxes and insurance                               531,199             517,994           1,067,527          1,005,536
                                                  -----------         -----------         -----------       ------------
                                                 $ 3,994,412         $ 3,810,536         $ 8,649,001        $ 8,449,821
                                                 -----------         -----------         -----------        -----------
Net income                                       $ 2,038,596         $ 1,989,267         $ 3,283,878       $ 3,203,826
                                                  ===========        ===========         ===========       ===========

4.   ACCOUNTING CHANGE

     On January 1, 1996 the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of
Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for the long-live assets used in operations when indicators of the impairment are present and the undiscounted cash flows are not sufficient to cover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


5.   RECLASSIFICATION OF CERTAIN EXPENSES

Certain expenses on 1995 statement of operations were reclassified to conform to the presentation in 1996.

ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATIONS

Liquidity and Capital Resources

Springhill Lake Investors Limited Partnership, (the "Partnership",) has invested as a general partner in nine limited partnerships (collectively, the "Operating Partnerships") and as such, receives distributions of cash flow from the Operating Partnerships and is responsible for expenditures consisting of (i) interest payable on the new mortgage loans (ii) administrative expenses and
(iii) fees payable to affiliates of the General Partners. Each Operating Partnership owns a section of a garden apartment complex in Greenbelt, Maryland (the "Project"). The General Partners believe that funds distributed by the Operating Partnerships to the Partnership will be sufficient to pay such expenditures. The Operating Partnerships' cash and cash equivalents experienced a $939,043 decrease at June 30, 1996 from December 31, 1995. The decrease was due to $1,775,185 provided by operating activities, which was offset by $1,023,062 used in investing activities, $577,619 used for principal reduction to the mortgage payable, and a $1,113,547 distribution to partners. At June 30, 1996, the Operating Partnerships' cash reserves were $622,055. The Partnership also has a cash replacement reserve account held by its lender. At June 30, 1996, the balance in the account was $2,900,092. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership resumed making cash distributions to Limited Partners in 1995. The Partnership intends to continue to limit cash distributions to fund the capital improvements and reserves required for the Project. However, the performance of the Partnership's interest in the Project and its distribution policy will continue to be reviewed on a quarterly basis.

Results of Operations

The Partnership generated net income of $42,871 for the six months ended June 30, 1996, compared to a net loss of $22,589 for the six months ended June 30, 1995. The net income for the three months ended June 30, 1996 was $384,531 as compared to net income of $237,974 for the three months ended June 30, 1995.

The Operating Partnerships' revenue remained relatively constant for the six months of 1996 compared to the same period of 1995 increasing by 1.8% from $11,739,554 to $11,955,431. The Project average occupancy remained stable at approximately 92%. Revenues increased by 3.2% for the three month period June 30, 1996 compared to the same period in 1995. The increase was the result of increased rental revenues of 5.8% offset by decreases in the laundry interest and other income. Average occupancy increased to 93% for the quarter ended June 30, 1996 from 90% during the comparable quarter in 1995.

The direct operating costs of the Project increased 9.1% and 5.5% for the three and six months ended June 30, 1996 compared to the same periods in 1995. Increased rate charges accompanied by the extreme winter weather conditions resulted in abnormally high utility costs. Also, increases in bad debt, administration and insurance expenses were partially offset by reductions in advertising, repairs and maintenance as well as asset and property management fees. The Operating Partnerships' interest expense and depreciation and amortization expense were consistent with the results for the same period in 1995.

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $1,023,062 on capital improvements during the six months of 1996 compared to $375,665 in the first six months of 1995.
 Improvements included replacing appliances and bathroom tile in apartment units. Most of the capital improvements are funded by replacement reserves held by the mortgage lender, with the balance being funded from operations. The balance of the replacement reserves was approximately $2,900,092 at June 30, 1996.

The results of operations in future quarters may differ from the results of operations for the quarter ended June 30, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.


PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

Mitchel R. Montgomery, et al v. Three Winthrop Properties, Inc. (Case No. 132222, filed in the Circuit Court for Montgomery County, Maryland).

Mitchel R. Montgomery is no longer a plaintiff. The plaintiff's are therefore one limited partner in Springhill Lake LP and the limited partner in the Springhill Operating Partnership. Plaintiffs allege that Three Winthrop has breached it fiduciary duty by attempting to discharge the current property management agent for the Project and replace it with an affiliate of Three Winthrop. Plaintiffs seek equitable relief and damages in an unspecified amount. A trial was held in June, 1996, and the Judge entered a directed finding in favor of Winthrop on all claims.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1996.

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

                            SPRINGHILL LAKE INVESTORS
                               LIMITED PARTNERSHIP

                         By: Three Winthrop Properties, Inc.
                             Managing General Partner


Date: August 14, 1996    By: /s/ Michael L. Ashner
                                 Michael L. Ashner
                                 Chief Executive Officer



Date:  August 14, 1996   By : /s/ Edward V. Williams
                                  Edward V. Williams
                                  Chief Financial Officer