Form 10QSB
period 1996-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1996-11-14
CIK 763399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-14569



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

                                    YES X      NO

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

                                                  Three Months Ended   Three Months Ended   Nine Months Ended      Nine Months Ended
                                                  September 30, 1996   September 30, 1995   September 30, 1996    September 30, 1995
                                                        (Unaudited)        (Unaudited)         (Unaudited)             (Unaudited)

    Revenues


          Rental income                          $        5,937,121   $       5,634,470    $      17,364,159    $         16,833,351
          Laundry income                                     78,490              78,576              261,632                 235,728
          Interest income                                   123,121              48,307              167,246                 184,090
         Other income                                       281,989             138,362              583,115                 386,100
                                                          6,420,721           5,899,715           18,376,152              17,639,269



    Expenses

    Utilities                                             1,535,127           1,176,133            3,707,078               3,064,606
         Repairs and maintenance                            651,996             637,258            1,722,155               2,008,192
         Real estate taxes                                  435,750             415,959            1,304,222               1,262,744
         Salaries and benefits                              710,933             592,224            1,965,465               1,742,386
         Administrative expenses                            360,642             226,687            1,008,394                 687,311
         Bad debt expense                                   189,281             188,016              567,776                 364,312
         Advertising and rental expense                      75,940              56,489              206,575                 210,581
         Insurance                                           99,403             119,576              298,458                 273,327
         Asset and property management fees                 206,132             194,660              597,177                 725,249
             Total operating expenses                     4,265,204           3,607,002           11,377,300              10,338,708


    Other expenses

    Interest expense                                      1,399,411           1,428,680            4,218,614               4,297,127
    Depreciation and amortization                           881,153             982,380            2,841,677               2,947,140
    Total expenses                                        6,545,768           6,018,062           18,437,591              17,582,975

    Net income (loss) before minority interest             (125,047)           (118,347)             (61,439)                 56,294

    Minority interest in net earnings of
    the operating partnership                               (98,286)            (81,408)            (267,772)              (273,638)


    Net loss                                     $         (223,333)  $        (199,755)   $        (329,211)   $          (217,344)

    Net loss allocated to general partners       $          (11,167)  $          (9,988)   $         (16,461)   $           (10,867)


    Net loss allocated to investor
          limited partners                       $         (212,166)  $        (189,767)   $        (312,750)              (206,477)

    Net loss per unit of limited
           partnership interest                  $             (326)  $            (292)   $            (481)   $              (318)


    Weighted average number of units outstanding                649                 649                  649                    649



          The accompanying notes are an integral part of these consolidated financial statements.

BALANCE SHEETS



                                                               September 30, 1996                  December 31, 1995
                                                                   (Unaudited)                          (Audited)

                                                ASSETS

    INVESTMENT IN REAL ESTATE - AT COST
         Land                                              $          5,833,466                $          5,833,466
         Buildings and building improvements                         89,328,681                          87,415,477
         Personal Property                                           95,162,147                          93,248,943
         Less Accumulated depreciation                               40,264,174                          37,586,954
                                                                     54,897,973                          55,661,989


    OTHER ASSETS:
         Cash and cash equivalents                                      747,592                           1,561,098
         Tenant accounts receivable                                     440,503                             470,872
         Tenant security deposits - funded                              367,876                             383,467
         Escrows and reserves                                         3,191,530                           3,392,301
         Prepaid expenses and other assets                            1,424,083                           1,004,695
         Deferred costs, less accumulated amortization
         of $761,913 and $597,456 as of
          September 30, 1996 and December 31, 1995 respectively       1,541,892                          $1,706,349

         TOTAL ASSETS                                      $         62,611,449                $        $64,180,771


                                        LIABILITIES AND PARTNERS' EQUITY



     MORTGAGES PAYABLE                                     $         59,989,896                $         60,866,515
          OTHER LIABILITIES
               Accounts payable and accrued expenses                  1,334,754                             914,894
               Tenant security deposits payable                         334,543                             272,120
                                                                     61,659,193                          62,053,529

    MINORITY INTEREST (Note 1)                                        2,352,422                           2,084,650


    PARTNERS' EQUITY (DEFICIT):
         Investor Limited Partners, Unit of Investor
             Limited Partnership Interest, 649 units
             authorized and out standing                              1,529,256                           2,899,876
         General Partners                                            (2,929,422)                         (2,857,284)

                                                                     (1,400,166)                             42,592


    TOTAL LIABILITIES AND PARTNERS' EQUITY                 $         62,611,449                $         64,180,771





          The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended                   Nine Months Ended
                                                             September 30,1996                   September 30, 1995
                                                                 (Unaudited)                        (Unaudited)



    Cash Flow from operating activities
    Net income (loss)                                      $           (329,211)               $           (217,344)
    Adjustments to reconcile net loss to
          net cash provided by operating activities:
         Minority interest in net earnings of
         operating partnerships                                         267,772                             273,638
         Depreciation                                                 2,677,220                           2,782,683
         Amortization                                                   164,457                             164,457
    Changes in assets and liabilities
         Decrease (increase) in accounts receivable-tenants              30,369                            (309,433)
         Decrease (increase) in escrows and reserves                    200,771                            (113,763)
         Increase prepaid expenses and other asset                     (419,388)                           (988,194)
         Decrease in due to affiliates                                     -                                (21,375)
         Increase in accounts payable and accrued expenses              419,860                             252,935
         Net decrease (increase) in security deposits received           78,014                             (59,674)


              Net cash provided by operating activities               3,089,864                           1,763,930


    Cash flow from investing activities
          Investment in rental property                              (1,913,204)                           (627,961)
               Net cash used in investing activities                 (1,913,204)                           (627,961)


    Cash flows from financing activities:
          Principal payments on mortgage                               (876,619)                           (703,157)
          Distributions to Partners                                  (1,113,547)                         (1,366,316)
               Net cash used in financing activities                 (1,990,166)                         (2,069,473)

    Net decrease in cash and cash equivalents                          (813,506)                           (933,504)


    Cash and cash equilavents, beginning                              1,561,098                           3,123,638
    Cash and cash equilavents, ending                                   747,592                           2,190,134


    Supplemental disclosure of cash flow information
         Cash paid during the year for interest            $          4,218,614                $          4,297,127







          The accompanying notes are integral part of these consolidated financial statements.



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)




                                                      Units of
    For the Nine Months Ended                         Limited                  General                Limited             Total
    September 30, 1996                                Partnership              Partner's              Partners'           Capital
    (Unaudited)                                       Interest                 Capital                Capital


    Balance, December 31, 1995                             649    $         (2,857,284)  $          2,899,876    $           42,592
    Distributions                                                              (55,677)            (1,057,870)           (1,113,547)
    Net loss                                                                   (16,461)              (312,750)             (329,211)
    Balance, September 30, 1996                            649    $         (2,929,422)  $          1,529,256            (1,400,166)


    Balance, December 31, 1994                             649    $         (2,730,932)  $          5,300,556            $2,569,624
    Distributions                                                              (68,316)            (1,298,000)           (1,366,316)
    Net loss                                                                   (10,867)              (206,477)             (217,344)
    Balance, September 30, 1995                            649    $         (2,810,115)  $          3,796,079    $          985,964


   The accompanying notes are integral part of these financial statements.


NOTES TO FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)


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

         The  accompanying   consolidated   financial   statements  reflect  the
Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996. The balance sheet at 12/31/95 was derived from audited financial statements at that same date.


2.        TAXABLE LOSS

         The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Operating Partnerships.


3.        INVESTMENT IN OPERATING PARTNERSHIP

         The following  summarizes  the results of operations  for the Operating
Partnerships:

                                                              Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                        1996             1995                1996               1995
                                                    ----------       -----------         -----------        --------
Income:
   Rental income                                 $  5,937,121       $ 5,634,470         $17,364,159        $16,833,351
   Interest and other income                          380,662           204,101             886,503            681,719
                                                 -------------       -----------        ------------      ------------

                                                    6,317,783         5,838,571          18,250,662         17,515,070
                                                 ------------        -----------          ----------        ----------
Expenses:
   Depreciation and amortization                      822,098           927,561           2,677,220          2,782,683
   Operating expenses                               3,813,738         3,015,753           9,544,326          8,353,046
   Taxes and insurance                                535,153           552,977           1,602,680          1,818,716
                                                 ------------      ------------         -----------        -----------
                                                    5,170,989         4,496,291          13,824,226         12,954,445
                                                 ------------          ---------         ----------         ----------
Net income                                      $   1,146,794       $ 1,342,280         $ 4,426,436        $ 4,560,625
                                                =============       ===========         ===========        ===========

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

5.   RELATED PARTY TRANSACTIONS

     Property Management and Asset Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $597,177 and $347,746 for the nine months ended September 30, 1996 and 1995 respectively.


6.   RECLASSIFICATION OF CERTAIN EXPENSES

Certain expenses on 1995 statement of operations were reclassified to conform to the presentation in 1996.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Springhill Lake Investors Limited Partnership, (the "Partnership",) has invested as a general partner in nine limited partnerships (collectively, the "Operating Partnerships") and as such, receives distributions of cash flow from the Operating Partnerships and is responsible for expenditures consisting of (i) interest payable on the mortgage loans (ii) administrative expenses and (iii) fees payable to affiliates of the General Partners. Each Operating Partnership owns a section of a garden apartment complex in Greenbelt, Maryland (the "Project"). The General Partners believe that funds distributed by the Operating Partnerships to the Partnership will be sufficient to pay such expenditures. The Operating Partnerships' cash and cash equivalents experienced a $813,506 decrease at September 30, 1996 from December 31, 1995. The decrease was due to $3,089,864 provided by operating activities, which was offset by $1,913,204 used in investing activities (capital improvements at the project), $876,619 used for principal reduction to the mortgage payable, and a $1,113,547 distribution to partners. At September 30, 1996, the Operating Partnerships' cash reserves were $747,592. The Partnership also has a cash replacement reserve account held by its lender. At September 30, 1996, the balance in account was approximately $3,100,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership resumed making cash distributions to Limited Partners in 1995. The Partnership intends to continue to limit cash distributions to fund the capital improvements and reserves required for the Project. However, based on the performance of the Project, the distribution policy will continue to be reviewed on a quarterly basis.

Results of Operations

The Partnership generated a net loss of $329,211 for the nine months ended September 30, 1996, compared to a net loss of $217,344 for the nine months ended September 30, 1995. The net loss for the three months ended September 30, 1996 was $223,333 as compared to net loss of $199,755 for the three months ended September 30, 1995.

The Partnership's revenue remained relatively constant for the nine months of 1996 compared to the same period of 1995 increasing by 4.2% from $17,639,269 to $18,376,152. The Project average occupancy increased from 92.6% for the nine month period ended September 30, 1995 to 93.3% for the same period in 1996. Revenues increased by 8.8% for the three month period September 30, 1996 compared to the same period in 1995. The increase was the result of increased rental revenues of 5.4 % and increases in interest and other income. Average occupancy increased to 96% for the quarter ended September 30, 1996 from 91% during the comparable quarter in 1995.

The direct operating costs of the Project increased 18.2% and 9.5% for the three and nine months ended September 30, 1996 compared to the same periods in 1995. Increased rate charges accompanied by the extreme weather conditions resulted in abnormally high utility costs. Also, increases in bad debt, administration and insurance expenses were partially offset by reductions in advertising, repairs and maintenance as well as asset and property management fees. The Operating Partnerships' interest expense and depreciation and amortization expense were consistent with the results for the same period in 1995.

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $1,913,204 on capital improvements during the nine months of 1996 compared to $627,961 in the first nine months of 1995. Improvements included replacing appliances and bathroom tile in apartment units as well as upgrading heating systems and water and sewer lines. Most of the capital improvements are funded by replacement reserves held by the mortgage lender, with the balance being funded from operations. The balance of the replacement reserves was approximately $3,100,000 at September 30, 1996.

The results of operations in future quarters may differ from the results of operations for the quarter ended September 30, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS


Theodore N. Lerner v. Three Winthrop Properties, Inc. (Case No. CCB94-3601, filed in U.S. District Court for the District of Maryland, Southern Division, on December 27, 1994).

Trial in this action commenced on November 4, 1996. After one day of trial, the remainder of the case was continued until January, 1997. In his pretrial statement, Lerner contends that he is entitled to more that $800,000, plus interest. Three Winthrop has acknowledged that Lerner is entitled to approximately $164,000 in distributions for calendar year 1995.

Three Winthrop believes that the allegations, except as indicated, are without merit.



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1996.

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

                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                       By: Three Winthrop Properties, Inc.
                            Managing General Partner


Date: November 14, 1996   By: /s/ Michael L. Ashner
                                  Michael L. Ashner
                                  Chief Executive Officer



Date:  November 14, 1996  By : /s/ Edward V. Williams
                                   Edward V. Williams
                                   Chief Financial Officer