Form 10KSB
period 1996-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1997-03-31
CIK 763399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1996      Number 0-14569

                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Maryland                                       04-2848939
(State of Organization)                     (I.R.S. Employer Identification No.)

One International Place, Boston, Massachusetts                          02110
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code:               (617) 330-8600
                                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Registrant's revenues for its most recent fiscal year were $24,470,913.

     No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB                            Document
In Which Document is
    Incorporated

Part I The Confidential Memorandum attached as Exhibit 28(a) to the Registrant's Registration
                                                   Statement on Form 10 filed on
                                                   April 20, 1986, including all
                                                   Exhibits thereto.


Transitional Small Business Disclosure Format:  Yes ___  No  X

                                                      PART I

Item 1.           Description of Business.

Organization

         Springhill Lake Investors Limited Partnership (the "Registrant") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth and Ninth Springhill Lake Limited Partnerships and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project"). The Registrant is the sole general partner of each Operating Partnership. The limited partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former general partner of the Operating Partnerships whose interest was converted to that of a limited partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The general partners of the Registrant are Three Winthrop Properties, Inc. ("Three Winthrop" or the "Managing General Partner") and Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington") (collectively, the "General Partners"). (See "Change in Control.")

Development

         The Registrant was initially capitalized with nominal capital contributions from its General Partners. In April 1985, the Registrant completed a non-public offering of 649 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933 and to the terms of the Confidential Memorandum dated January 16, 1985 (the "Confidential Memorandum"), selected portions of which were filed as Exhibits 28(a) - (d) to the Registration Statement on Form 10, filed on April 20, 1986. The Registrant raised $40,562,500 in capital contributions from investors who were admitted to the Registrant as limited partners ("Limited Partners"). The Limited Partners financed a portion of their capital contributions by promissory notes ("LP Notes"). As of March 1988, the LP Notes were paid in full.

         The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for $73,514,921, of which $58,000,000 was financed by means of a mortgage loan (the "Original Mortgage Loan"). In April 1993, the Original Mortgage Loan was refinanced with two new loans (the "New Mortgage Loans") in the amounts of $58,000,000 and $5,000,000. The New Mortgage Loans bear interest at 9.3% and have a term of ten years. Monthly payments of principal and interest totaled $541,696 (based on a 25-year amortization schedule) for the first two years of the New Mortgage Loans and have increased to $566,137 (based on a 20-year amortization schedule) for the third through tenth years of the loans. A final payment of $49,016,500 is due on May 1, 2003. In addition to monthly payments of principal and interest, the New Mortgage Loans require the Registrant to make payments into various escrow accounts, including escrows for real estate taxes and capital improvements. See "Item 7, Financial Statements, Note E" for further information concerning the New Mortgage Loan.

         The Registrant's interest in the Operating Partnerships entitles it to 90% of profits and losses for tax purposes, 90% of the Operating Partnerships' cash flow (after certain priority distributions), and 85% of the proceeds of a sale or disposition of the Project (after certain priority distributions).

         The only business of the Registrant is investing as a general partner in the Operating Partnerships, and as such, to cause the Operating Partnerships to own and operate the Project, until such time as a sale, if any, of all or a portion of the Project appears to be advantageous to the Registrant and is permitted under the terms of the Operating Partnerships' partnership agreements.

         The Operating Partnerships maintain property and liability insurance on the property which the Registrant believes to be adequate.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by them. For the period January 1, 1993 through April 30, 1995, the Operating Partnerships retained Winthrop Management, a Massachusetts general partnership whose general partners are affiliated with the Managing General Partner, to be primarily responsible for performing asset management services, including the establishment of leasing policies for the Project, the setting of rental rates, the approval of capital improvement projects and the supervision of the Project's property management agent. Winthrop Management was entitled to a fee equal to 1% of gross revenue actually collected, payable monthly, through April 30, 1995, at which time the fee was included in the property management fee as discussed below.

         Until May 1, 1995, Lerner Corporation, a Maryland corporation whose principal stockholder is Lerner, was the property management agent for the Project, charged with the responsibility for its day-to-day management and administrative functions, under a ten-year agreement which expired on January 31, 1995 (the "Lerner Agreement").

         The Lerner Agreement provided for a fee equal to 4% of gross revenue actually collected. On October 17, 1994, the Operating Partnerships sent to Lerner Corporation written notice of their intent to terminate the Lerner Agreement pursuant to its terms on January 31, 1995. By letter dated October 24, 1994, Lerner Corporation disputed the termination date set forth in the notice, purporting that the Lerner Agreement could not be terminated earlier than 90 days following January 31, 1995 (or April 30, 1995). Lerner Corporation refused to vacate the Project and various legal actions were initiated between the Registrant and Lerner Corporation and its affiliates pertaining to the change in property management. The disposition of approximately $1,250,000 of partnership funds and $300,000 of tenant security deposits also was at issue. (See "Item 3, Legal Proceedings"). On May 1, 1995, the Registrant removed Lerner Corporation as managing agent for the Project and engaged Winthrop Management as the property management agent.

         Management services are now performed at the Project by on-site personnel all of whom are employees of Winthrop Management. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to Winthrop Management. Winthrop Management is paid a fee of 3% of tenant rent collections and 5% of store commercial income. See "Item 12, Certain Relationships and Related Transactions".

Competition

         The real estate business is highly competitive and the Registrant's Project has active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by affiliates of the Managing General Partner are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation."

Partnership Agreement Amendment

         In August 1995, the Managing General Partner amended Section 11.12 of the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

         Three Winthrop is the Registrant's Managing General Partner. Three Winthrop is a Massachusetts corporation which is a wholly-owned subsidiary of First Winthrop Corporation, a Delaware corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA").

     Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus") which is the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest.

         As a result of the foregoing acquisitions (the "Apollo Acquisition"), Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

         Linnaeus-Lexington is a Massachusetts limited partnership whose general partners were Mr. Halleran and Jonathan W. Wexler, former directors of Three Winthrop and First Winthrop Corporation and former employees and officers of WFA. The other partners of Linnaeus are former employees and officers of First Winthrop Corporation and WFA. On July 18, 1995, the general partnership interest was transferred to WFA.

Tender Offer

         On February 1, 1995, Aquarius Acquisition, L.P., a Delaware limited partnership ("Aquarius"), comprised of an entity that was controlled by NACC, as a general partner and WFA, as limited partner, made a tender offer to purchase Units for cash consideration of $36,000 per Unit. On March 3, 1995, Aquarius increased its offer to $36,400 per Unit. On March 21, 1995, Aquarius purchased all 216.65 Units tendered by Limited Partners, representing 33.4% of the 649 outstanding Units. Subsequently, a number of Limited Partners requested Aquarius to purchase their Units for the price specified in the tender offer. Subsequent to the tender offer, Aquarius purchased an additional 19 Units, increasing the total number of Units purchased to 235.65 or 36.3% of the total Units outstanding.

         The tender offer was commenced shortly following the mailing on January 19, 1995 of a consent solicitation to the Limited Partners by Greenbelt Residential Limited Partnership ("Greenbelt'), an affiliate of Lerner. Greenbelt sought the consent of a majority in interest of the Limited Partners to a dissolution of the Registrant, with the stated goal of forcing a sale of the Project. The solicitation was unsuccessful.

     As part of the Apollo Acquisition, an affiliate of Apollo acquired the interests of NACC in Aquarius. See "Item 12, Security Ownership of Certain Beneficial Owners and Management."


Item 2.           Description of Properties.

         The Registrant owns no property other than its interest in the Operating Partnerships.

         The Project was initially acquired by the Operating Partnerships in October 1984 for an initial cost of $73,316,500. The Project consists of 2,899 apartment and townhouse units and an eight-store shopping center situated on 154 acres of landscaped grounds. The Project also contains a clubhouse/community center, two Olympic-size swimming pools and six tennis courts.

     The rental market for the Project began to soften in 1988 as a result of weakening general economic conditions. In 1990, the rental market became, and has remained, very competitive. While the Operating Partnerships were able to implement rent increases through 1992, it also became necessary to offer rent concessions to attract new tenants as leases expired. As a result, effective rental rates did not increase during 1995 and 1996.

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Project for the years ended December 31, 1996 and 1995:

                                            Average Rental                         Average Occupancy
                                                     Rate                                    Rate

         1995                                        $716                                        91.0%

         1996                                        $716                                        93.4%

         Upon the acquisition of its interests in the Operating Partnerships, the Registrant established a capital improvement program for the Project, which was estimated to cost approximately $12,550,000. Among other improvements to the grounds and buildings, the planned improvements included the renovation of each of the 2,899 apartment units. As of December 31, 1996, substantially all of the units had been renovated. Since 1987, the renovation of apartment units has been carried out in vacant units only. Accordingly, it has taken several years to renovate the apartments units and may require a substantial amount of additional time to renovate the remainder of the apartment units. In addition, due to the age of the Project and the need to remain competitive in the local apartment market, the scope of the capital improvement program has expanded over the years. Through December 31, 1996, the Operating Partnerships have expended [$22,822,800] on capital improvements, $3,814,843 of which was expended in 1996. These capital improvements were funded from the $12,550,000 of Limited Partners' capital contributions, and the balance was funded from net operating income generated by the Project. The Registrant currently plans to spend an additional $2,141,650 on capital improvements in 1997.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Project as of December 31, 1996:

             Gross
            Carrying        Accumulated                             Federal
             Value          Depreciation      Rate       Method     Tax Basis

          $97,063,786       $41,381,951      10-25 yrs.  S/L        $34,094,169

         The realty tax rate and realty taxes paid by the Project in 1996 were $4.0993/100 and $1,627,144, respectively.

Item 3.           Legal Proceedings.

         Three Winthrop Properties, Inc. v. Lerner Corp. (Case No. 129192-V, filed in the Circuit Court for Montgomery County, Maryland on November 18,
1994). Three Winthrop, in its capacity as the Managing General Partner of the sole general partner of the Partnerships, filed this action seeking, in Count I, a declaratory judgment that: (i) Three Winthrop was entitled to terminate the Lerner Agreement effective as of January 31, 1995 so long as notice has been given 90 days prior to that date; (ii) Three Winthrop gave Lerner Corporation proper notice to terminate on October 17, 1994; and (iii) that the Lerner Agreement terminated on January 31, 1995. In Count II, Three Winthrop sought monetary damages as the result of Lerner Corporation's failure to cease acting as property management agent for the project. Three Winthrop filed a summary judgment motion on Count I, which Lerner Corporation opposed, and, on February
14, 1995, the Circuit Court for Montgomery County, Maryland granted summary judgment in Three Winthrop's favor on Count I. Lerner Corporation filed a notice of appeal from this order, as discussed in the immediately following paragraph. Count II, the damage claim, has been stayed pending Lerner's appeal.

         Lerner Corporation v. Three Winthrop Properties, Inc., September Term, 1995, No. 421, The Court of Special Appeals of Maryland. On or about March 7, 1995, Lerner Corporation filed a Notice of Appeal from the entry of partial summary judgment against it as described in the paragraph immediately above. On January 23, 1996, the Court of Special Appeals of Maryland issued an opinion dismissing the appeal of Lerner Corporation for lack of jurisdiction. The holding of the Court of Special Appeals does not prevent Lerner Corporation from taking another appeal after a determination of the merits of the Partnerships' pending damage claim as described in the paragraph immediately above. Should Lerner Corporation choose to take a second appeal concerning the entry of partial summary judgment against it, Three Winthrop believes it has meritorious arguments in favor of the affirmance of the lower court's entry of partial summary judgment against Lerner Corporation.

     Theodore N. Lerner v. Three Winthrop Properties, Inc. (Case No. CCB94-3601, filed in U.S. District Court for the District of Maryland, Southern Division, on December 27, 1994). Lerner commenced an action against Three Winthrop alleging that Three

Winthrop breached its fiduciary duties to Lerner by failing to distribute to Lerner a percentage of the cash flow of the Partnerships and by denying Lerner access to the books and records of the Partnerships. Lerner seeks damages for the alleged breach and an accounting of the books and records of the Partnerships. Lerner's complaint did not specify a particular monetary amount which he seeks, but he indicated during discovery that he believed he may be entitled to more than $800,000, plus interest. Three Winthrop has acknowledged that Lerner is entitled to approximately $365,000 in distributions for calendar years 1994 and 1995. Trial in this action commenced on November 4, 1996. Trial testimony concluded on January 31, 1997. After the conclusion of closing arguments on March 6, 1997, the Court ruled that the plaintiff was not entitled to any amounts beyond the $365,000 which Three Winthrop had previously acknowledged was owed to the plaintiff, as discussed above. The Court also ruled that Three Winthrop had not committed a breach of fiduciary duty.

         Mitchell R. Montgomery, et al. v. Three Winthrop Properties, Inc. (Case No. 132222, filed in the Circuit Court for Montgomery County, Maryland on February 7, 1995). Lerner and two Limited Partners of Springhill Lake Investors Limited Partnership ("Springhill") filed this lawsuit on their behalf and on behalf of the Partnerships, alleging that Three Winthrop breached its fiduciary obligations by taking action to terminate the Lerner Agreement and to appoint Winthrop Management as the new property management agent for the project. The plaintiffs sought to enjoin Three Winthrop from appointing itself or its affiliate as property management agent for the project and seeks monetary damages from Three Winthrop for the alleged breach of its fiduciary duties. During the pendency of the action, one of the limited partner plaintiffs in Springhill sold his interest in Springhill and ceased to be a plaintiff. On January 22, 1996, the Court issued an order on Three Winthrop's motion for summary judgment pursuant to which summary judgment was entered in favor of Three Winthrop on all individual claims in the action as well as the claims the remaining limited partner in Springhill purported to bring. The trial commenced on June 17, 1996. The Court, after hearing the presentation of plaintiff's case, granted Three Winthrop's motion for a directed verdict as to all remaining claims in the case.

     First Virginia Bank v. Three Winthrop Properties, Inc. and Lerner Corporation, (CA #95-651 filed August 4, 1995 in the Circuit Court for the County of Arlington, Virginia). This case involves a dispute over approximately $1.3 million in funds belonging to the Partnerships. The money was held in an account at First Virginia Bank by Lerner Corp. in trust for the Partnerships, but Lerner Corp. refused to return the money after its Management and Leasing Agreement with the Partnerships (the "Lerner Agreement") was terminated. First Virginia filed a bill of interpleader naming Three Winthrop and First Springhill Lake Ltd. Partnership ("First Springhill"), in whose name the account had been maintained, and First Virginia was released from the action. First Springhill and Three Winthrop filed a Petition for Release of Funds and a Third Party Complaint against Lerner Corp. alleging claims for declaratory judgment that the funds belonged to the Partnerships, breach of contract, breach of fiduciary duty and conversion. Lerner Corp. answered claiming that the funds should not be released because Theodore Lerner claimed some right of set-off against the funds arising out of potential judgments in other actions involving Mr. Lerner and Three Winthrop. In November 1995, First Springhill and Three Winthrop moved for summary judgment on their declaratory judgment and breach of contract claims and seeking the release of the funds. In December 1995, the Court granted that motion and ordered that the funds be released to First Springhill and Three Winthrop and that the remaining claims proceed to trial. In December 1996, First Springhill Lake Limited Partnership ("First Springhill") and Three Winthrop were granted summary judgment on their declaratory judgment and breach of contract claims and the funds at issue in this interpleader action were released to First Springhill. In December 1996, First Springhill and Three Winthrop filed a voluntary nonsuit of their breach of fiduciary duty and conversion claims.

     Vernon Hines et al., v. Lerner Corporation et al., Civil Action Nos. AW-95-1120; AW-95-4023; AW-96-631; and AW-96-2350 U.S.D.C. (D.Md)

         Approximately 300 current and former maintenance employees at the Project are seeking back pay and liquidated damages for alleged overtime pay violations. The basis of this action is that the employees claim that their overtime pay was improperly calculated using the fluctuating coefficient method. Cross motions for summary judgment have been brought. A hearing on these motions is scheduled for April 1997. The Registrant intends to vigorously defend this action.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Since the inception of the Registrant in 1986 through 1996, trading in Units was sporadic and occurred through private transactions. Transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of the Managing General Partner to any such transfer. The Registrant's partnership agreement was filed as Exhibit 3 to the Registrant's Registration Statement on Form 10 dated April 30, 1986, as thereafter amended (the "Partnership Agreement"). As of March 15, 1997, there were 439 Limited Partners holding 649 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed by the Registrant to its partners in specified proportions at reasonable intervals during the fiscal year and, in any event, no later than 60 days after the close of each fiscal year. The Registrant's ability to make distributions of Cash Flow is limited by the level of the Registrant's reserves and the extent to which the Operating Partnerships earn more than sufficient rental income from the Project and interest income on reserves to (a) pay all operating expenses of the Project and the Operating Partnerships, and (b) distribute sufficient funds to the Registrant to meet its administrative expenses and the debt service requirements of the New Mortgage Loans. Cash distributions to holders of Units amounted to approximately $1,298,000 and $1,057,870 in the aggregate, or $2,000 and $1,630 per Unit for the years ended December 31, 1995 and 1996 respectively, which represented the Cash Flow generated from operations. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources.

         The  Registrant  has  invested  as a general  partner in the  Operating
Partnerships, and as such, receives distributions of cash flow from the Operating Partnerships and is responsible for expenditures consisting of (i) interest payable on the New Mortgage Loans and (ii) fees payable to affiliates of the General Partners. The General Partners believe that funds distributed by the Operating Partnerships to the Registrant will be sufficient to pay such expenditures. As of December 31, 1996, the Registrant's unrestricted cash balance was $973,927.

         In April 1993, the Registrant completed the refinancing of the $58 million Original Mortgage Loan by obtaining the New Mortgage Loans in the amounts of $58,000,000 and $5,000,000, respectively. The proceeds of the New Mortgage Loans along with $500,000 of the Registrant's reserves were used to (i) retire the Original Mortgage Loan; (ii) pay the original mortgage lender a prepayment penalty of $2,833,074; (iii) establish $1,770,000 in various escrows and reserves; and (iv) pay third-party closing costs of approximately $2,300,000.

         The New Mortgage Loans bear interest at 9.3% and have a term of ten years. Monthly payments of principal and interest on the New Mortgage Loans totaled $541,696 (based on a 25-year amortization schedule) for the first two years and have increased to $566,137 (based on a 20-year amortization schedule) for the third through tenth years. A final payment of $49,016,500 is due on May 1, 2003. These payments represent a significant savings relative to the $678,576 monthly payment required by the Original Mortgage Loan.

     The savings were initially used to fund various reserves required by the New Mortgage Loans. The reserves are being used principally to complete capital projects identified by the lender, including drainage improvements and structural repairs, as well as ongoing capital improvements and major replacements, like the purchase of new carpets and appliances. The reserves are released by the lender to the Registrant as capital improvements are completed and reserve requests are made, which can be done on a quarterly basis. As of December 31, 1996, the lender held $3,040,285 in reserves on behalf of the Registrant, along with escrows for real estate taxes of $568,981.

         The Registrant resumed making cash distributions to Limited Partners in 1995. The Registrant made cash distributions to its limited partners of approximately $1,298,000 ($2,000 per investment Unit) and $1,057,870 ($1,630 per investment Unit) for the years ended December 31, 1995 and 1996, respectively. It is not anticipated that a distribution of cash flow will be made by the Registrant in 1997 from 1996 operations. The Registrant intends to continue to limit cash distribution to it partners in the foreseeable future. However, the performance of the Registrant's interest in the Project and its distribution policy will continue to be reviewed on a quarterly basis.

         Subsequent to the tender offer, Aquarius had acquired approximately 35.7% of the Units through its 1995 tender offer (See "Item 1, Description of Business - Tender Offer"). The General Partners believe that the tender will not have a significant impact on future operations or the liquidity of the Registrant.

         Several legal proceedings are pending as set forth in "Item 3, Legal Proceedings." The Managing General Partner does not expect that the outcome of any of the proceedings will have a material adverse effect on the Registrant's financial condition or results of operations.

         Inflation and economic conditions could affect vacancy levels, rental payment defaults and expenses, and thus, could affect the Registrant's revenue's and net income. The Greenbelt, Maryland apartment market, where the Project is located, has remained very competitive since 1990. The competitive market conditions have been caused primarily by stagnant demand for apartments in the Greenbelt area. Also, as additional on-campus student housing has become available at the University of Maryland, occupancy levels in the local market have been negatively affected. In addition, affordable housing costs and low interest rates have converted many apartment clients into homeowners.

Results of Operations

     Consolidated net operating income (revenue less expenses, excluding depreciation and amortization, interest expense and abandonment loss) increased by 4.7% for the year ended December 31, 1996 as compared to the year ended December 31, 1995 to $9,268,228 from $8,852,885. Total revenue increased by 4.3% to $24,470,913 from $23,467,823 primarily as a result of increased rental revenue. Rental revenues increased due to an increase in average occupancy during 1996. As a result of the increase in occupancy the property recognized gains of $52,066 and $211,208 in laundry income and other income, respectively. These increases were partially offset by an decrease in interest income of $70,949 due to lower average cash balances in 1996 as compared to 1995.

         Total operating expenses rose in 1996 as compared to 1995 from $14,614,938 to $15,202,685. Although repair and maintenance, salaries and general administrative expenses were lower in 1996 as compared to 1995; these reductions were more than offset by increases in utilities, taxes, operating expenses, bad debt expense and advertising and rental expenses. A combination of reduced staffing levels and improved purchasing and inventory control were the primary reasons for the reductions in repair and maintenance, salaries and general and administrative expenses. Utilities increased $1,162,612 in 1996 as compared to 1995 due to the increased occupancy at the Project and an increase in utility rates. Similarly, taxes increased due to an increase in the tax rate. Capital expenditures in 1996 were $3,814,843 compared to $1,322,538 in 1995. Major capital work completed in 1996 included extensive concrete and asphalt work, replacement of all unit toilets with more efficient lo-flow units, exterior of all buildings painted and carpet replacement in the apartment units.

Item 7.   Financial Statements.



         Springhill Lake Investors Limited Partnership and Subsidiaries


                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN
     PARTNERS' EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                           SPRINGHILL LAKE INVESTORS
                      LIMITED PARTNERSHIP AND SUBSIDIARIES


                           DECEMBER 31, 1996 AND 1995




                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Springhill Lake Investors Limited Partnership

     We have audited the accompanying consolidated balance sheets of Springhill Lake Investors Partnership and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Springhill Lake Investors Limited Partnership and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 24, 1997, except for note J,
    as to which the date is March 6, 1997

                                 BALANCE SHEETS

                                                      ASSETS
                                                                                 1996                  1995
                                                                            --------------        ---------

INVESTMENT IN REAL ESTATE
    Land                                                                      $  5,833,466       $  5,833,466
    Buildings, improvements and personal property                               91,230,320         87,415,477
                                                                                ----------         ----------

                                                                                97,063,786         93,248,943
    Less accumulated depreciation                                               41,381,951         37,586,954
                                                                                ----------         ----------

                                                                                55,681,835         55,661,989
OTHER ASSETS
    Cash and cash equivalents                                                      973,927            259,960
    Cash - general receiver                                                              -          1,301,138
    Tenant accounts receivable                                                     499,712            470,872
    Accounts receivable - other                                                      8,431                  -
    Tenant security deposits - funded                                              438,621            383,467
    Escrows and reserves                                                         3,609,266          3,392,301
    Prepaid expenses                                                               872,473          1,004,695
    Deferred costs, less accumulated amortization
      of $759,587 and $597,456                                                   1,544,218          1,706,349
                                                                               -----------        -----------

TOTAL ASSETS                                                                   $63,628,483        $64,180,771
                                                                                ==========         ==========

                                    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

MORTGAGES PAYABLE                                                              $59,683,891        $60,866,515

OTHER LIABILITIES
    Accounts payable and accrued expenses                                        2,767,786            734,536
    Tenant security deposits payable                                               328,592            272,120
    Rent deferred credits                                                          134,439            180,358
                                                                              ------------       ------------

                                                                                62,914,708         62,053,529

MINORITY INTEREST                                                                2,476,980          2,084,650
                                                                               -----------        -----------

CONTINGENCY                                                                              -                  -

PARTNERS' EQUITY (DEFICIT)
    Investor limited partners, units of investor limited
       partnership interest, 649 units authorized and
      outstanding                                                                1,184,368          2,899,876
    General partners                                                            (2,947,573)        (2,857,284)
                                                                               -----------        -----------

                                                                                (1,763,205)            42,592
                                                                               -----------      -------------
TOTAL LIABILITIES AND
  PARTNERS' EQUITY (DEFICIT)                                                   $63,628,483        $64,180,771
                                                                                ==========         ==========

                            STATEMENT OF OPERATIONS

                                                                             1996                  1995
                                                                        ---------------      ----------

REVENUE
    Rental income                                                           $23,207,505           $22,396,740
    Laundry income                                                              340,121               288,055
    Other income                                                                731,945               520,737
    Interest income                                                             191,342               262,291
                                                                           ------------            ----------

                                                                             24,470,913            23,467,823
                                                                             ----------            ----------
EXPENSES
  OPERATING EXPENSES
    Utilities                                                                 5,165,058             4,002,446
    Repairs and maintenance                                                   2,100,292             2,158,161
    Taxes                                                                     2,218,750             1,877,005
    Salaries                                                                  1,694,146             1,823,747
    Operating expenses                                                        1,177,337               915,480
    Administrative expenses                                                     468,627             1,440,737
    Bad debt expense                                                            770,878               587,786
    Advertising and rental expenses                                             388,203               264,199
    Insurance                                                                   409,958               617,803
    Asset and property management fees                                          809,436               927,574
                                                                           ------------            ----------

      TOTAL OPERATING EXPENSES                                               15,202,685            14,614,938

    Abandonment loss                                                                  -                     -
    Interest expense                                                          5,611,020             5,716,730
    Depreciation and amortization                                             3,957,128             3,917,798
                                                                            -----------            ----------

      TOTAL EXPENSES                                                         24,770,833            24,249,466
                                                                             ----------            ----------

    Loss before minority interest                                              (299,920)             (781,643)

    Minority interest in net earnings of
      operating partnerships                                                   (392,330)             (379,073)
                                                                             ----------           -----------

NET LOSS                                                                    $  (692,250)         $ (1,160,716)
                                                                             ==========           ===========

Net loss allocated to general partners                                     $    (34,612)       $      (58,036)
                                                                            ============        =============

Net loss allocated to investor limited partners                             $  (657,638)         $ (1,102,680)
                                                                             ==========           ===========

Net loss per unit of investor partnership
  interest  outstanding                                                   $      (1,013)      $        (1,699)
                                                                           ============        ==============

Weighted average units of investor limited
  partnership interest outstanding                                     $            649    $              649
                                                                        ===============     =================


                                                                                   Investor
                                                            General                 limited
                                                           partners                 partners              Total

Balance, December 31, 1994                                 $(2,730,932)             $ 5,300,556          $ 2,569,624

Distributions to partners                                      (68,316)              (1,298,000)          (1,366,316)

Net loss                                                       (58,036)              (1,102,680)          (1,160,716)
                                                          ------------                ---------           ----------

Balance, December 31, 1995                                  (2,857,284)               2,899,876               42,592

Distributions to partners                                      (55,677)              (1,057,870)          (1,113,547)

Net loss                                                       (34,612)                (657,638)            (692,250)
                                                          ------------               ----------          -----------

Balance, December 31, 1996                                 $(2,947,573)              $1,184,368          $(1,763,205)
                                                            ==========                =========           ==========

                            STATEMENTS OF CASH FLOWS

       1996                                                                                      1995
        Cash flows from operating activities
           Net loss                                                                          $  (692,250)      $(1,160,716)
           Adjustments to reconcile net loss to net
           cash provided by operating activities
              Minority interest in net earnings of operating partnerships                        392,330           379,073
              Depreciation                                                                     3,794,997         3,698,520
              Amortization                                                                       162,131           219,278
              Increase in tenant accounts receivable                                             (28,840)         (211,210)
              Increase in accounts receivable - other                                             (8,431)                -
              Decrease  in due to affiliates                                                           -           (21,375)
              Increase in escrows and reserves                                                  (216,965)         (983,870)
              Decrease in other assets                                                                 -             3,351
              Decrease (increase) in prepaid expenses                                            132,222           (35,619)
              Increase in accounts payable and accrued expenses                                2,033,250           137,754
              Net security deposits received (paid)                                                1,318           (97,144)
              (Decrease) increase in rent deferred credits                                       (45,919)          180,358
                                                                                             ------------     ------------

                    Net cash provided by operating activities                                  5,523,843         2,108,400
                                                                                               ---------       -----------

        Cash flows from investing activities
           Investment in real estate                                                          (3,814,843)       (1,322,538)
                                                                                               ---------        ----------

                    Net cash used in investing activities                                     (3,814,843)       (1,322,538)
                                                                                               ---------        ----------

        Cash flows from financing activities
           Principal payments on mortgages                                                    (1,182,624)         (982,086)
           Distributions to partners                                                          (1,113,547)       (1,366,316)
                                                                                               ---------        ----------

                    Net cash used in financing activities                                     (2,296,171)       (2,348,402)
                                                                                               ---------        ----------

                    NET DECREASE IN CASH
                        AND CASH EQUIVALENTS                                                    (587,171)       (1,562,540)

        Cash and cash equivalents, beginning                                                   1,561,098         3,123,638
                                                                                               ---------        ----------

        Cash and cash equivalents, ending                                                    $   973,927       $ 1,561,098
                                                                                              ==========        ==========

        Supplemental disclosure of cash flow information
           Cash paid for interest                                                             $5,611,020      $  5,716,730
                                                                                               =========       ===========

Significant  noncash  investing  and  financing  activities:

     During 1995, fully depreciated rental property of $269,381 was abandoned by the Operating Partnerships.


                 See notes to consolidated financial statements

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

    Springhill Lake Investors Limited Partnership ("the Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake Apartments complex in Greenbelt, Maryland. The complex consists of 2,899 apartment and townhouse units and an eight- store shopping center. The Partnership and Operating Partnerships will terminate on December 31, 2035, or earlier upon the occurrence of certain events specified in the Partnership Agreement.

    Basis or Presentation

    The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships. Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates

    The  preparation of  consolidated  financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Investment in Real Estate

    Investment in real estate is carried at cost. Depreciation is provided for on a straight-line basis using estimated useful lives of 25 years for real property and 10 years for personal property. For income tax purposes, accelerated lives and methods are used.

    Deferred Costs

    Deferred costs are capitalized and amortized on the straight-line method over the term of the loan agreements.

    Rental Income

    Rental income is recognized as rentals become due. Rental payments  received
    in  advance  are  deferred  until  earned.   Leases  between  the  Operating
    Partnerships and tenants of the property are operating leases.

    Cash equivalents

    For purposes of the statement of cash flows, the partnership considers all highly liquid investments with maturities of less than three months to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

    Income Taxes

    No provision for income taxes is reflected in the accompanying consolidated financial statements. Each partner is required to report on his individual tax return his allocable share of income, gains, losses, deductions and credits.

    Net Loss Per Unit of Limited Partnership Interest Outstanding

    Net loss per unit of limited partnership interest outstanding is calculated based upon the weighted average number of units outstanding during the year.

NOTE B - INVESTMENT IN REAL ESTATE

    Buildings, improvements and personal property consist of the following:

                                                    Useful                           December 31,
                                                      Life                    1996                     1995
-----                                               ------               ------------                 --------

     Buildings                                          25                $68,640,167              $68,640,167
     Building improvements                              25                 16,459,855               13,983,502
     Personal property                                  10                  6,130,298                4,791,808
                                                                          -----------              -----------

                                                                           91,230,320               87,415,477
     Less accumulated depreciation                                         41,381,951               37,586,954
                                                                           ----------               ----------

                                                                          $49,848,369              $49,828,523
                                                                           ==========               ==========

NOTE C - TAXABLE LOSS

    The Partnership's taxable losses for 1996 and 1995 differ from the net losses for financial reporting purposes primarily due to the difference in the recognition of depreciation. The reconciliation of the net loss for financial reporting purposes to the taxable losses for 1996 and 1995 are as follows:

                                                                               1996                  1995
                                                                            ----------            -------

    Net loss for financial reporting purposes                             $   (692,250)          $(1,160,716)
    Rent deferred credits                                                      (45,919)               180,358
    Excess of accelerated depreciation for
       income tax purposes                                                    (618,750)              (485,775)
    Other                                                                       31,589                 (5,507)
                                                                          ------------          --------------

    Taxable losses                                                         $(1,325,330)           $(1,471,640)
                                                                            ==========             ==========

NOTE D - RELATED PARTY TRANSACTIONS

    The property was managed by Lerner Corporation, whose principal stockholder is a limited partner of the Operating Partnerships through April 30, 1995. The management agreement provided for a management fee equal to 4% of monthly income. The amount charged to operations during 1995 amounted to $302,002.

    Winthrop Management, an affiliate of the general partner, began managing the property as of May 1, 1995. The management agreement provides for a management fee equal to 3% of tenant rent collections and 5% of store commercial income. The amount charged to operations during 1996 and 1995 amounted to $699,436 and $440,071, respectively. For the period January 1, 1993 through April 30, 1995, Winthrop Management supervised the management agent in the performance of its duties and the capital improvement program. The management fee for these services was equal to 1% of monthly income through April 30, 1995, and is included in the property management fee on the statement of operations. This fee amounted to $75,501 in 1995.

    The Operating Partnerships paid Springfield Facilities, Inc., an affiliate, a rental fee for the use of the recreational facilities. This fee is based on the affiliate's cost of operating these facilities. Rent expense charged to operations for the years ended December 31, 1996 and 1995 was $36,914 and $225,888, respectively.

    Winthrop Financial Associates, an affiliate of the general partner, receives an annual asset management fee of $100,000, which was charged to operations for the years ended December 31, 1996 and 1995.

    Asset and property management fees for 1996 and 1995 include an annual fee of $10,000 to Winthrop Financial Co., Inc., an affiliate of the general partner, for administration of the Partnership.

NOTE E - MORTGAGES PAYABLE

    The Partnership has two mortgages having original principal balances of $58,000,000 and $5,000,000. The mortgages bear interest at a rate of 9.3% and a final payment of $49,016,500 is due on May 1, 2003. The monthly principal and interest installments, which commenced on April 30, 1993, are as follows:

                                                       Mortgage*                         Monthly
                         Period                          Term                          Installment

                     Years 1-2                         25 yrs                             $541,696
                     Years 3-10                        20 yrs                             $566,137

    * Mortgage term represents the period over which monthly principal and interest payments are based.

    The Partnership expensed interest on the mortgages totaling $5,611,020 and $5,716,730 in 1996 and 1995, respectively.

    Based on the interest rates of loans with similar maturities currently available to the Partnership, the combined estimated fair value of the mortgages payable is $62,085,0371.

    Aggregate principal payments required under the mortgages at December 31, 1996 are as follows:

                               1997                                                      $  1,287,440
                               1998                                                         1,412,410
                               1999                                                         1,549,510
                               2000                                                         1,699,918
                               2001                                                         1,864,926
                         Thereafter                                                        51,869,687

                                                                                          $59,683,891

    The mortgages are secured by a pledge of the Partnership's interest in the Operating Partnerships, and joint and several guarantees by the Operating Partnerships which, in turn, are secured by an indemnity first mortgage on the Operating Partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate.

NOTE F - OPERATING LEASES

    One of the Operating Partnerships leases retail space to tenants in the shopping center under the terms of operating leases expiring in various years through March 31, 2001. The leases call for base monthly rentals plus additional charges for passthroughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 1996 are as follows:

                                 Year ending December 31, 1997                        $  84,814
                                                          1998                           53,032
                                                          1999                           40,316
                                                          2000                           27,600
                                                          2001                           27,600
                                                                                       --------

                                                                                       $233,362

NOTE G - CONCENTRATION OF CREDIT RISK

    At December 31, 1996, the Partnership and the Operating Partnerships have cash in the amount of $3,322,017 and $287,249, respectively, held by the mortgage lender. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 for each account. The uninsured portion of the balance at December 31, 1996 is $3,222,017 and $187,249, respectively.

    As of December 31, 1996, the Operating Partnerships have bank deposits in excess of federally insured limits totaling $343,526.

NOTE H - DEFERRED COSTS

    The following is a summary of deferred costs and the unamortized balances at December 31, 1996 and 1995:

                                                                                 Unamortized            Unamortized
                                                                                   Balance                Balance
                                      Amortization                                 December               December
                                         Period                 Cost               31, 1996              31, 1995
      Refinancing Costs               5/93 -  5/03           $1,244,386           $  807,118             $912,549
      Attorney Fees                   5/93 -  4/95              114,419                    -                    -
      Other Deferred Costs            5/93 - 12/09              945,000              737,100              793,800
                                                             ----------           ----------             ----------

                                                             $2,303,805           $1,544,218           $1,706,349
                                                              =========            =========              =========

NOTE I - INVESTMENT IN OPERATING PARTNERSHIPS

     The condensed, summarized combined financial statements of the Operating Partnerships as of December 31, 1996 and 1995 and for each of the two years in the period ended December 31, 1996 are as follows:

                                        SUMMARIZED COMBINED BALANCE SHEETS

                                            December 31, 1996 and 1995

                                                      ASSETS
                                                                                  1996                   1995
                                                                               ----------             -------
       Buildings, improvements and personal
         property net of accumulated
         depreciation of $41,381,951 and
         $37,586,954                                                          $49,848,369            $49,828,523
       Land                                                                     5,833,466              5,833,466
       Other assets                                                             3,066,047              3,335,115
                                                                              -----------            -----------

       TOTAL ASSETS                                                           $58,747,882            $58,997,104
                                                                               ==========             ==========

LIABILITIES AND PARTNERS' EQUITY

       Liabilities
       Accounts payable and
           accrued expenses                                                  $  2,755,328          $     634,010
       Other liabilities                                                          463,031                452,478
                                                                             ------------           ------------

                                                                                3,218,359              1,086,488
                                                                              -----------            -----------
       Partners' equity
         Springhill Lake Investors

           Limited Partnership                                                 53,052,543             55,825,966
         Other limited partners                                                 2,476,980              2,084,650
                                                                              -----------            -----------

                                                                               55,529,523             57,910,616
                                                                               ----------             ----------

       TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $58,747,882            $58,997,104
                                                                               ==========             ==========

SUMMARIZED COMBINED STATEMENTS OF EARNINGS

Years ended December 31, 1996 and 1995

                                                                                  1996               1995
                                                                               ----------         -------

    Revenue
       Rental income                                                             $23,207,505       $22,396,740
       Interest and other income                                                   1,101,927           904,625
                                                                                 -----------      ------------

                                                                                  24,309,432        23,301,365

    Expenses
       Depreciation                                                                3,794,997          3,698,520
       Operating expenses                                                         12,339,389         11,667,031
       Taxes and insurance                                                         2,628,708          2,494,808
                                                                                 -----------        -----------

                                                                                  18,763,094         17,860,359

    Net Earnings                                                                $  5,546,338       $  5,441,006
                                                                                 ===========        ===========

NOTE J - LITIGATION

    In November 1994, Three Winthrop Properties, Inc. ("Three Winthrop") brought suit in its capacity as managing general partner of Springhill Lake Investors Limited Partnership as general partner of the Operating Partnerships against the defendant, manager of the Partnerships' apartment complex. Three Winthrop sought to enforce the notice and termination provisions of the management and leasing agreement with the defendant and to recover damages for the defendants' refusal to comply therewith.

    On or about February 13, 1995, the Court granted partial summary judgement in favor of Three Winthrop regarding its interpretation of the notice and termination provisions of the management and leasing agreement.

    Defendant appealed the Court's entry of partial summary judgment against it, as discussed below. The Operating Partnerships' damage claim, which along with discovery was stayed during the pendency of the defendant's appeal, remains pending.

    On or about March 7, 1995, Lerner Corporation filed a Notice of Appeal from the entry of partial summary judgment against it as described immediately above. On January 23, 1996, the Court of Special Appeals of Maryland issued an opinion dismissing the appeal of Lerner Corporation for lack of jurisdiction. The holding of the Court of Special Appeals does not prevent Lerner Corporation from taking another appeal after a determination on the merits of Three Winthrop pending damage claim as described immediately above. Should Lerner Corporation choose to take a second appeal concerning the entry of partial summary judgment against it as described above, Three Winthrop believes it has meritorious arguments in favor of the affirmance of the lower court's entry of partial summary judgment against Lerner Corporation.

    In December 1994, Three Winthrop was sued by a limited partner in the Operating Partnerships. Plaintiff's complaint asserted claims against Three Winthrop for an accounting and breach of fiduciary duty. The plaintiff contends, in substance, that Three Winthrop, as managing general partner of the general partner of the Operating Partnerships, has failed to make certain distributions to him. Plaintiff's complaint does not specify a particular monetary amount which he seeks, but plaintiff's expert witness has indicated that he believes that plaintiff may be entitled to approximately $600,000 in distributions.

    Three Winthrop has acknowledged that the plaintiff is entitled to approximately $365,000 in distributions for calendar years 1994 and 1995, but was unable to make those distributions to plaintiff because the plaintiff's closely-held corporation, which previously served as the property manager for the Operating Partnerships' property, refused to hand over control of the Operating Partnerships' operating accounts.

    Discovery has concluded and trial commenced on November 4, 1996, Trial testimony concluded on January 31, 1997.

     After the conclusion of closing arguments on March 6, 1997, the Court ruled that the plaintiff was not entitled to any amounts beyond the $365,000 which Three Winthrop had previously acknowledged was owed to the plaintiff, as discussed above. The Court also ruled that Three Winthrop had not committed a breach of fiduciary duty.

     Two limited partners in Springhill Lake Investors Limited Partnership (the "Investor Partnership") and one limited partner in the Operating Partnerships brought suit against Three Winthrop in its capacity as managing general partner of the Investor Partnership which in turn is the general partner of the Operating Partnerships. Plaintiffs purported to assert individual claims and claims of the respective Partnerships. Plaintiffs alleged that Three Winthrop breached its fiduciary duty be discharging the managing agent for the Partnerships' property and replacing it with an affiliate of Three Winthrop.

    During the pendency of the action, one of the limited partner plaintiffs in the Investor Partnership sold his interest in the Investor Partnership and ceased to be a plaintiff. On January 22, 1996, the Court issued an order on Three Winthrop's motion for summary judgment pursuant to which summary judgment was entered in favor of Three Winthrop on all of the plaintiffs' individual claims.

    On June 17, 1996, trial commenced. The Court, after hearing the presentation of the plaintiff's case, granted Three Winthrop's motion for a directed verdict as to all remaining claims in the case on June 17, 1996.

    Springhill Lake and/or Lerner Corporation is currently a defendant in a lawsuit brought against them by approximately 30 employees seeking back pay and liquidated damages for alleged overtime pay violations and one racial discrimination lawsuit. All are still in discovery stages.

    Partnership's management does not expect that the outcome of any of the suits will have a material adverse effect on the Partnership's or the Operating Partnerships' financial conditions or results of operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the General Partners of the Registrant. Three Winthrop is the Managing General Partner. As of March 1, 1997, the names of the directors and executive officers of Three Winthrop and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with         a Director or
Name                         Three Winthrop             Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Registrant nor Three Winthrop has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of Three Winthrop.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         Three Winthrop and Linnaeus-Lexington own all the outstanding general partnership interests in the Registrant. As General Partners, they are entitled in the aggregate to 5% of the Registrant's net income or loss for tax purposes, 5% of the Registrant's Cash Flow distributions and, after certain priority distributions, 29.4% of the proceeds from a Capital Transaction (as defined in the Registrant's Partnership Agreement).

         On March 21, 1995, Aquarius Acquisition, L.P., a Delaware limited partnership ("Aquarius"), presently comprised of an entity affiliated with Apollo, as a general partner and WFA, as limited partner, acquired 216.65 Units tendered by Limited Partners, representing 33.4% of the 649 outstanding Units. Subsequent to the tender offer, Aquarius purchased an additional 19 Units, increasing the total number of Units purchased to 235.65 or 36.3% of the total Units outstanding.

         No other person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding partnership interests in the Registrant as of the date hereof.

         (b)      Security Ownership of Management.

         Except with respect to the tender offer, no executive officer, director or general partner of Three Winthrop or Linnaeus-Lexington or WFA own any units of the Registrant, or has the right to acquire beneficial ownership of additional Units.

         (c)      Changes in Control.

         There exists no arrangement known to the Registrant which may at a subsequent date result in a change in control of the Registrant.

Item 12.          Certain Relationships and Related Transactions.

         (a)      Transactions with Management and Others.

         The General Partners and their affiliates are entitled to receive certain cash distributions from and allocations of taxable profits and losses of the Registrant. In addition, the General Partners and their affiliates receive certain fees and compensation paid by the Registrant and the Operating Partnerships for services rendered in connection with the management of the Registrant and the Operating Partnerships.

         The following table sets forth the amounts of the fees and cash distributions which the Registrant and the Operating Partnerships paid to or accrued for the account of the General Partners or their affiliates for the years ended December 31, 1996 and 1995:



Recipient                                   Type of Compensation                              1996               1995

Winthrop Financial                          Partnership Admin. Fee                       $100,000          $100,000
   Associates
Winthrop Financial Co.,                     Partnership Admin. Fee                         10,000            10,000
Inc.
Winthrop Management                         Asset Management Fee                             -               75,501
Winthrop Management                         Management Fee                                699,436           440,071
Three Winthrop                              Cash Distributions                              1,114             1,366
Linnaeus-Lexington                          Cash Distributions                             54,563            66,949


         As a result of its ownership of 235.65 limited partnership Units, Aquarius could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Registrant's partnership agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Aquarius would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

         There  is  no   indebtedness  to  the  Registrant  by  Three  Winthrop,
Linnaeus-Lexington or any of their officers, directors or partners.

                                     Part IV

Item 13.          Exhibits and Reports on Form 8-K

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SPRINGHILL LAKE INVESTORS LIMITED
                             PARTNERSHIP

                             By:  THREE WINTHROP PROPERTIES, INC.
                                  Managing General Partner

                                  By: /s/ Michael L. Ashner
                                     Michael L. Ashner
                                     Chief Executive Officer

                              Date:  March 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date


/s/ Michael L. Ashner   Chief Executive           March 29, 1997
---------------------
Michael L. Ashner        Officer and Director


/s/ Edward V. Williams  Chief Financial Officer   March 29, 1997
Edward V. Williams

                                                 Index to Exhibits

Exhibit
Number                              Document

3.4. Amended and Restated Limited Partnership Agreement and Certificate of Amendment of Springhill Lake Investors Limited Partnership(1)

3.4.(a) Amendment to Amended and Restated Limited Partnership Agreement of Springhill Lake Investors Limited
                  Partnership dated August 23, 1995 (3)

10.(a) Amended and Restated Limited Partnership Agreement and Certificate of Amendment of First Springhill Lake Limited Partnership (Partnership Agreements of Second - Ninth Springhill Lake Limited Partnerships are substantially identical)(1)

   (b) Loan Agreement dated as of April 30, 1993 between Springhill Lake Investors Limited Partnership and Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust(2)

   (m) $58,000,000 Amended and Restated Promissory Note from Springhill Lake Investors Limited Partnership to Marvin
                  M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust dated April 30, 1993(2)

   (n) $5,000,000 Second Promissory Note from Springhill Lake Investors Limited Partnership to Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust dated April 30, 1993(2)

   (o) Amended and Restated Indemnity and Deed of Trust and Security Agreement between the Operating Partnerships and James C. Oliver and Fred Wolf, II, Trustees, dated as of April 30, 1993(2)

   (p)            Second Indemnity and Deed of Trust and Security
                  Agreement between the Operating Partnerships and James
                  C. Oliver and Fred Wolf, II, Trustees, dated as of April 30, 1993(2)

   (q) Indemnity Agreement dated as of April 30, 1993 between Springhill Lake Investors Limited Partnership and Winthrop Financial Associates, A Limited Partnership(2)

   (r) Amended and Restated Guaranty and Indemnity Agreement of Property Owners dated as of April 30, 1994 between the Operating Partnerships and Marvin M. Franklin, Mark
                  P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust(2)

   (s) Second Guaranty and Indemnity Agreement of Property Owners dated as of April 30, 1994 between the Operating Partnerships and Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust(2)
---------------

(1)      Incorporated herein by reference to the Registrant's
         Registration Statement on Form 10 dated April 30, 1986, as thereafter amended.

(2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.