Form 10QSB
period 1997-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1997-05-16
CIK 763399

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended March 31, 1997     Commission File Number 0-14569
                          --------------                            -------

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
       (exact name of small business issuer as specified in its charter)

               Maryland                                04-2848939
    (State or other jurisdiction of        I.R.S. Employer Identification No.)
    incorporation or organization)

  One International Place, Boston, MA                     02110
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X      NO
                             -----       -----

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS
------------------------------------------------------------------------------------------------- ----------------
                                                                                 March 31,          December 31,
                                                                                    1997                1996
                                                                                (Unaudited)          (Audited)
------------------------------------------------------------------------------------------------- ----------------
                                     ASSETS
Investment in Real Estate at cost
    Land                                                                     $       5,833,466  $        5,833,466
    Building improvements and personal property                                     91,461,659          91,230,320
                                                                              ----------------    ----------------

                                                                                    97,295,125          97,063,786
    Less accumulated depreciation                                                   42,330,700          41,381,951
                                                                              ----------------    ----------------

                                                                                    54,964,425          55,681,835
Other Assets
    Cash and cash equivalents                                                        1,093,204             973,927
    Accounts receivable - other                                                          8,431               8,431
    Tenant accounts receivable                                                         349,072             499,712
    Tenant security deposits - funded                                                  373,779             438,621
    Escrows and reserves                                                             3,700,087           3,609,266
    Prepaid expenses and other assets                                                  729,694             872,473
    Deferred costs, less accumulated amortization of $800,120
        and $759,587, as of March 31, 1997 and December 31,
        1996 respectively                                                            1,503,685           1,544,218
                                                                              ----------------    ----------------

TOTAL ASSETS                                                                 $      62,722,377  $       63,628,483
                                                                              ================    ================

                        LIABILITIES AND PARTNERS' CAPITAL

    Liability applicable to investment in rental property
        Mortgage payable                                                     $      59,371,513  $       59,683,891
        Other Liabilities
        Accounts payable and accrued expenses                                        2,147,717           2,767,786
        Tenant security deposits payable                                               355,981             328,592
        Rent deferred credits                                                          110,894             134,439
                                                                              ----------------    ----------------

Total Liabilities                                                                   61,986,105          62,914,708
                                                                              ----------------    ----------------


MINORITY INTEREST (note A)                                                           2,590,274           2,476,980
                                                                              ----------------    ----------------

PARTNERS' CAPITAL:
    Investor limited partners, units of investor limited
      Partnership interest, 649 unit authorized and outstanding,                     1,098,111           1,184,368
    General partners                                                                (2,952,113)         (2,947,573)
                                                                              ----------------    ----------------

                                                                                    (1,854,002)         (1,763,205)
                                                                              ----------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $      62,722,377  $       63,628,483
                                                                              ================    ================

                                         See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------- ----------------

For the three months ended March 31, 1997 and 1996                                  1997                1996
------------------------------------------------------------------------------------------------- ----------------
                                                                                (Unaudited)         (Unaudited)
Income
    Rental                                                                   $       5,889,239  $        5,625,452
    Laundry income                                                                      78,489             130,816
    Interest income                                                                     30,121              31,021
    Other income                                                                       209,984             132,320
                                                                              ----------------    ----------------

           Total income                                                              6,207,833           5,919,609
                                                                              ----------------    ----------------

Expenses
    Utilities                                                                        1,231,890           1,327,282
    Repairs & maintenance                                                              439,998             436,001
    Taxes                                                                              522,337             436,676
    Salaries                                                                           683,188             614,892
    Operating expense                                                                  255,916             281,986
    Administrative expenses                                                             73,317              97,087
    Bad debt expense                                                                   253,730             261,591
    Advertising & rental expense                                                        61,536              73,328
    Insurance                                                                           87,703              99,652
    Asset & property management fees                                                   200,406             191,721
                                                                              ----------------    ----------------

           Total operating expenses                                                  3,810,021           3,820,216
                                                                              ----------------    ----------------

Other expenses
    Interest expense                                                                 1,386,033           1,412,946
    Depreciation and amortization                                                      989,282           1,005,504
                                                                              ----------------    ----------------

           Total expenses                                                            6,185,336           6,238,666
                                                                              ----------------    ----------------

Net income (loss) before minority interest                                              22,497            (319,057)
                                                                              ----------------    ----------------

Minority Interest in Net Earnings of Operating
Partnership                                                                            113,294              22,603
                                                                              ----------------    ----------------


Net loss                                                                     $         (90,797) $         (341,660)
                                                                              ================    ================

Net loss allocated to general partners                                       $          (4,540) $          (17,083)
                                                                              ================    ================

Net loss allocated to investor limited partner                               $         (86,257) $         (324,577)
                                                                              ================    ================

Net loss per unit of limited partners interest                               $            (133) $             (500)
                                                                              ================    ================

Weighted average number of units outstanding                                               649                 649
                                                                              ================    ================

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------- ----------------

For the three months ended                                                          1997                1996
March 31,                                                                       (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------- ----------------
Cash flow from operating activities
    Net loss                                                                 $         (90,797) $         (341,660)
    Adjustments to reconcile net loss to
        net cash provided by operating activities
           Minority Interest in Net Earnings of
              Operating Partnerships                                                   113,294              22,603
           Depreciation                                                                948,749             950,685
           Amortization                                                                 40,533              54,819
           Changes in assets and liabilities
              Decrease in tenants accounts receivable                                  150,640             142,201
              Net security deposits received (paid)                                     92,231                (728)
              Increase in escrows and reserves                                         (90,821)           (310,277)
              Decrease in prepaid expenses and other assets                            142,779             266,962
              Decrease in rent deferred credits                                        (23,545)                  -
              Decrease in accounts payable and
                 accrued expenses                                                     (620,069)           (165,693)
                                                                              ----------------    ----------------

Net cash provided by operating activities                                              662,994             618,912
                                                                              ----------------    ----------------

Cash flows from investing activities
    Acquisition of and improvements to properties                                     (231,339)           (364,781)
                                                                              ----------------    ----------------

Net cash used in investing activities                                                 (231,339)           (364,781)
                                                                              ----------------    ----------------

Cash flows from financing activities
    Principal payments on mortgage note                                               (312,378)           (285,466)
                                                                              ----------------    ----------------

Net cash used in financing activities                                                 (312,378)           (285,466)
                                                                              ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                   119,277             (31,335)

Cash and cash equivalents, beginning of period                                         973,927           1,561,098
                                                                              ----------------    ----------------

Cash and cash equivalents end of period                                      $       1,093,204  $        1,529,763
                                                                              ================    ================

Cash paid for interest                                                       $       1,386,033  $        1,412,946
                                                                              ================    ================

                                         See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS
CAPITAL
----------------------------------------------------------------------------------------------- -------------------

For the three months                        Units of
ended                                       limited             General            Limited
March 31, 1997 and 1996                   partnership          partners'          partners'             Total
(Unaudited)                                 interest            capital            capital             capital
------------------------------------ ---------------------------------------------------------- -------------------
Balance December 31, 1996                            649  $       (2,947,573) $       1,184,368   $      (1,763,205)
Net loss                                                              (4,540)           (86,257)            (90,797)
                                        ----------------   -----------------   ----------------    ----------------

Balance, March 31, 1997                              649  $       (2,952,113) $       1,098,111   $      (1,854,002)
                                        ================   =================   ================    ================

Balance December 31, 1995                            649  $       (2,857,284) $       2,899,876   $          42,592
Net loss                                                             (17,083)          (324,577)           (341,660)
                                        ----------------   -----------------   ----------------    ----------------

Balance, March 31, 1996                              649  $       (2,874,367) $       2,575,299   $        (299,068)
                                        ================   =================   ================    ================

                                         See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by the Partnerships,without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

         The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships prepared on the accrual basis of accounting. Theodore N. Lerner's ownership in the Operating Partnership's has been reflected as a minority interest in the accompanying consolidated balance sheets and statements of operations. All significant intercompany accounts and transactions have been eliminated through consolidation.

         The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       TAXABLE LOSS

         The Partnership's taxable loss for 1997 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Operating Partnerships.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

March 31, 1997
(Unaudited)

3.       INVESTMENT IN OPERATING PARTNERSHIPS

         The following summarizes the results of operations for the Operating
Partnerships:

                                                   Three months ended
                                                       March 31,
                                          ------------------------------------
                                                1997                1996
                                          ----------------    ----------------
Income
    Rental income                        $       5,889,239  $        5,625,452
    Interest and other income                      294,711             274,419
                                          ----------------    ----------------

                                                 6,183,950           5,899,871
                                          ----------------    ----------------
Expenses
    Depreciation and amortization                  948,749             950,685
    Operating expenses                           3,187,960           2,772,987
    Taxes and insurance                            610,040             669,326
                                          ----------------    ----------------

                                                 4,746,749           4,392,998
                                          ----------------    ----------------

Net income                               $       1,437,201  $        1,506,873
                                          ================    ================


4.     RELATED PARTY TRANSACTIONS

       The Operating Partnerships paid an affiliate of Three Winthrop Properties Inc. (the "Managing General Partner") a property management fee of $175,406 and $166,721 for the three months ended March 31,1997 and 1996, respectively. An asset and property management fee of $25,000 for the three months ended March 31, 1997 and 1996 was also paid to an affiliate of the Managing General Partner.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Springhill Lake Investors Limited Partnership (the "Partnership"), has invested as a general partner in nine limited partnerships (collectively, the "Operating Partnerships') and as such, receives distributions of cash flow from the Operating Partnerships and is responsible for expenditures consisting of (i) interest payable on indebtedness (ii) administrative expenses and (iii) fees payable to affiliates of Three Winthrop Properties Inc. (the Managing General Partner) and Linnaeus Lexington Associates Limited Partnership,the general partners of the properties. Each Operating Partnership owns a section of a garden apartment complex in Greenbelt, Maryland (the "Project"). The General Partners believe that funds distributed by the Operating Partnerships to the Partnership will be sufficient to pay such expenditures. The Operating Partnerships' cash and cash equivalents experienced a $119,277 increase at March 31, 1997 as compared to December 31, 1996. The increase was due to $662,994 provided by operating activities, which was partially offset by $231,339 used in investing activities and $312,378 used for principal reduction to the mortgage payable. At March 31, 1997, the Operating Partnerships' cash reserves were $1,093,204. The partnership also has a cash replacement reserve account held by its lender. At March 31, 1997, the balance in the account was $2,565,007. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership resumed making cash distributions to limited partners in 1996. The Partnership intends to continue to limit cash distributions in order to enable it to have sufficient capital to fund the capital improvements and reserves required for the Project. However, based on the performance of the Project the Partnership will continue to review its distribution policy on quarterly basis.

Results of Operations

The Partnership operated at a net loss of $90,797 for the three months ended March 31, 1997, compared to a net loss of $341,660 for the three months ended March 31, 1996. Excluding non-cash items such as depreciation and amortization, however, the Operating Partnership generated positive cash flow which was used to make improvements to the property and principal amortization payments on the loan encumbering the properties.

The Operating Partnership's revenue increased by 4.9% for the first quarter of 1997 compared to the first quarter of 1996 due to increases in rental and other income which more than offset a decrease in laundry income. Although average rental rates at the Project have remained constant since the first quarter of 1996, rental revenues increased from $5,626,452 for the three month period ended March 31, 1996 to $5,889,239 for the comparable period in 1997 due to an increase in average occupancy from 91.2% to 93.9% for such periods. The increase in average occupancy resulted from an increase in rent concessions offered to attract new tenants. The increase in rental concessions did not have a significant impact on average rental rates. Results of Operations (continued)

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

The direct operating expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Increases in taxes, salaries and asset and property management fees were offset by decreases in utilities, administrative expenses, advertising and rental expense and insurance. Other expense items remained relatively constant.

Interest expense decreased to $1,386,033 as compared to $1,412,946 for the prior comparable period due to a reduction in the outstanding amount of principal due to the monthly principal payment amounts. In addition, depreciation and amortization expense for the three months ended March 31, 1997 was $989,282 as compared to $1,055,504 for the prior comparable period.

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the Property to enhance its competitiveness within the local market. The Partnership spent $231,339 on capital improvements during the first quarter of 1997 compared to $364,781 in the first quarter of 1996. Improvements included replacing appliances and bathroom tile in apartment units and also included design costs for a new leasing building. Most of the capital improvements are funded by replacement reserves held by the lender. The balance of replacement reserves was approximately $2,565,007 at March 31, 1997.

The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

b)   Report on Form 8-K: None

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SPRINGHILL LAKE INVESTORS
                                               LIMITED PARTNERSHIP

Date: May 15, 1997                             By: /s/Michael L. Ashner
                                                  ---------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer

Date: May 15, 1997                             By: /s/Edward V. Williams
                                                  ----------------------
                                                      Edward V. Williams
                                                      Chief Financial Officer