Form 10QSB
period 1997-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1997-08-14
CIK 763399

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June  30, 1997             Commission File Number 0-14569



                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
      (exact name of small business issuer as specified in its charter)

              Maryland                                 04-2848939
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                     02110
---------------------------------------             ------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES    X               NO
                                               _________             _________

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                  June 30,          December 31,
                                                                                    1997                1996
                                                                                (Unaudited)          (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS

Investment in Real Estate At Cost

     Land                                                                    $       5,833,466   $       5,833,466
     Buildings improvements and personal property                                   91,999,984          91,230,320
                                                                              -----------------   -----------------
                                                                                    97,833,450          97,063,786

     Less accumulated depreciation                                                  43,324,223          41,381,951
                                                                              -----------------   -----------------

                                                                                    54,509,227          55,681,835
Other Assets
     Cash and cash equivalents                                                       1,027,467             973,927
     Accounts receivable - other                                                         8,431               8,431
     Tenant accounts receivable                                                        369,969             499,712
     Tenant security deposits - funded                                                 422,966             438,621
     Escrows and reserves                                                            4,136,611           3,609,266
     Prepaid expenses and other assets                                                 300,361             872,473
     Deferred  costs,  less  accumulated   amortization  of  $840,653  and
        $759,587, as of June 30, 1997 and December 31, 1996 respectively             1,463,152           1,544,218
                                                                              -----------------   -----------------
TOTAL ASSETS                                                                  $      62,238,184   $      63,628,483
                                                                              =================   =================

LIABILITIES AND PARTNERS' CAPITAL

     Liability applicable to investment in rental property
         Mortgage payable                                                     $      59,051,828   $      59,683,891
         Other deferred income                                                          550,000                   -

     Other Liabilities
         Accounts payable and accrued expenses                                          914,368           2,767,786
         Tenant security deposits payable                                               381,636             328,592
         Rent deferred credits                                                          173,391             134,439
                                                                              -----------------   -----------------
TOTAL LIABILITIES                                                                    61,071,223          62,914,708

                                                                              -----------------   -----------------
MINORITY INTEREST (note A)                                                            2,763,045           2,476,980
                                                                              -----------------   -----------------

PARTNERS' CAPITAL:

     Investor limited partners, units of investor limited
       Partnership interest, 649 unit authorized and outstanding,                     1,343,133           1,184,368
     General partners                                                                (2,939,217)         (2,947,573)
                                                                              -----------------   -----------------
                                                                                     (1,596,084)         (1,763,205)
                                                                              -----------------   -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $      62,238,184   $      63,628,483
                                                                              =================   =================

                      See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                  Three months ended June 30,        Six months ended June 30,
                                                          (Unaudited)                       (Unaudited)
                                                     1997              1996            1997              1996
-------------------------------------------------------------------------------------------------------------------
Income
    Rental                                      $     5,853,804   $    5,801,586      11,743,043   $    11,427,038
    Laundry income                                       78,489           52,326         156,978           183,142
    Interest income                                      51,122           13,104          81,243            44,125
    Other income                                        184,036          168,806         394,020           301,126
                                                ----------------  --------------- ---------------   ---------------
       Total income                                   6,167,451        6,035,822      12,375,284        11,955,431
                                                ----------------  --------------- ---------------   ---------------

Expenses

    Utilities                                           936,564          844,669       2,168,454         2,171,951
    Repairs & maintenance                               487,534          634,158         927,532         1,070,159
    Taxes                                               419,296          431,796         941,633           868,472
    Salaries                                            671,611          639,640       1,354,799         1,254,532
    Operating expense                                   200,402          213,666         456,318           477,401
    Administrative expenses                              79,526           55,013         152,843           170,351
    Bad debt expense                                    167,649          116,904         421,379           378,495
    Advertising & rental expense                         63,094           57,307         124,630           130,635
    Insurance                                            87,495           99,403         175,198           199,055
    Asset and property management fees                  210,809          199,324         411,215           391,045
                                                ----------------  --------------- ---------------   ---------------
       Total operating expenses                       3,323,980        3,291,880       7,134,001         7,112,096
                                                ----------------  --------------- ---------------   ---------------
Other expenses
    Interest expense                                  1,378,726        1,406,257       2,764,759         2,819,203
    Depreciation and amortization                     1,034,056          955,020       2,023,338         1,960,524
                                                ----------------  --------------- ---------------   ---------------
       Total expenses                                 5,736,762        5,653,157      11,922,098        11,891,823
                                                ----------------  --------------- ---------------   ---------------
Net income before minority
   interest                                             430,689          382,665         453,186            63,608
                                                ----------------  --------------- ---------------   ---------------
Minority Interest in Net Earnings of
   Operating Partnership                                172,771          184,992         286,065           270,221
                                                ----------------  --------------- ---------------   ---------------
Net income (loss)                               $       257,918   $      197,673         167,121    $     (206,613)
                                                ================  =============== ===============   ===============
Net income (loss) allocated to general
   partners                                     $        12,896   $        9,884           8,356    $      (10,331)

                                                ================  =============== ===============   ===============
Net income (loss )allocated to investor
   limited partner                              $       245,022   $      187,789         158,765    $     (196,282)
                                                ================  =============== ===============   ===============
Net income (loss) per unit of limited
   partners interest                            $           378   $          334             245    $         (302)
                                                ================  =============== ===============   ===============
Weighted average number of units
   outstanding                                              649              649             649               649
                                                ================  =============== ===============   ===============

                      See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
For the six months ended                                                            1997                1996
June 30,                                                                        (Unaudited)         (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
     Net income (loss)                                                        $        167,121    $       (206,613)
     Adjustments to reconcile net income to
      net cash provided by operating activities
        Minority interest in net earnings of
            operating partnerships                                                     286,065             270,221
        Depreciation                                                                 1,942,272           1,850,886
        Amortization                                                                    81,066             109,638
        Changes in assets and liabilities
            Decrease in tenants accounts receivable                                    129,743              57,751
            Net security deposits received                                              68,699              67,659
            Increase in escrows                                                    (1,115,261)           (942,118)
            Decrease in prepaid expenses and other assets                              572,112             803,495
            Decrease in rent deferred credits                                           38,952           -
            Decrease in accounts payable and accrued expenses                      (1,853,418)           (284,261)
            Increase in other deferred income                                          550,000           -
                                                                              -----------------   -----------------
Net cash provided by operating activities                                              867,351           1,726,658
                                                                              -----------------   -----------------
Cash flows from investing activities
     Replacement reserve contributions                                               (452,502)           (452,502)
     Replacement reserve withdrawals                                                 1,040,418             501,029
     Acquisition of and improvements to properties                                   (769,664)         (1,023,062)
                                                                              -----------------   -----------------
Net cash used in investing activities                                                (181,748)           (974,535)
                                                                              -----------------   -----------------
Cash flows from financing activities
     Principal payments on mortgage note                                             (632,063)           (577,619)
     Distributions to partners                                                       -                 (1,113,547)
                                                                              -----------------   -----------------
Net cash used in financing activities                                                (632,063)         (1,691,166)
                                                                              -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                    53,540           (939,043)
Cash and cash equivalents, beginning of period                                         973,927           1,561,098
                                                                              -----------------   -----------------
Cash and cash equivalents end of period                                       $      1,027,467    $        622,055
                                                                              =================   =================
Supplemental disclosure of cash flow information
Cash paid for interest                                                        $      2,764,759    $      2,819,203
                                                                              =================   =================

                      See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------------------------------
                                            Units of
For the six months ended                    limited             General            Limited              Total
June 30, 1997 and 1996                    Partnership          Partners'          Partners'           Partners'
(Unaudited)                                 interest            Capital            Capital             Capital
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                            649    $    (2,947,573)   $      1,184,368    $     (1,763,205)
Net income                                     -                      8,356             158,765             167,121
                                        -----------------   ----------------   -----------------   -----------------
Balance, June 30, 1997                               649    $    (2,939,217)   $      1,343,133    $     (1,596,084)
                                        =================   ================   =================   =================
Balance December 31, 1995                            649    $    (2,857,284)   $      2,899,876    $         42,592
Distributions                                   -                   (55,677)         (1,057,870)         (1,113,547)
Net loss                                        -                   (10,331)           (196,282)           (206,613)
                                        -----------------   ----------------   -----------------   -----------------
Balance, June 30, 1996                               649    $    (2,923,292)   $      1,645,724    $     (1,277,568)
                                        =================   ================   =================   =================

                      See notes to financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by Springhill Lake Investors Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB.

         The accompanying consolidated financial statements include the accounts of the Partnership and the nine limited partnerships (collectively, the "Operating Partnerships") prepared on the accrual basis of accounting. Theodore
N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated balance sheets and statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 1997 (Unaudited)

3.       INVESTMENT IN OPERATING PARTNERSHIPS

         The following summarizes the results of operations for the Operating

Partnerships:

                                                    Three months ended                   Six months ended
                                                   June 30 (Unaudited)                  June 30 (Unaudited)
                                             ---------------------------------  ------------------------------------
                                                  1997              1996              1997               1996
                                             ---------------   ---------------  -----------------  -----------------
                                                                                                  $
Income
     Rental income                           $    5,853,804    $    5,801,586   $     11,743,043  $     11,427,038
     Interest and other income                      277,585           231,422            572,253            505,841
                                             ---------------   ---------------  -----------------  -----------------
                                                  6,131,389         6,033,008         12,315,296         11,932,879
                                            ---------------   ---------------  -----------------  -----------------
Expenses
     Depreciation                                   993,523           900,201          1,942,272          1,850,886
     Operating expenses                           2,798,352         2,563,012          5,986,271          5,730,588
     Taxes and insurance                            506,791           531,199          1,116,831          1,067,527
                                             ---------------   ---------------  -----------------  -----------------
                                                  4,298,666         3,994,412          9,045,374          8,649,001
                                             ---------------   ---------------  -----------------  -----------------
Net income                                   $    1,832,723    $    2,038,596   $      3,269,922   $      3,283,878
                                             ===============   ===============  =================  =================

4.       RELATED PARTY TRANSACTIONS

         The Operating Partnerships paid or accrued to an affiliate of Three Winthrop Properties Inc., (the "Managing General Partner") a property management fee of $350,380 and $341,045 for the six months ended June 30, 1997 and 1996, respectively. An asset management fee of $60,835 and $50,000 for the six months ended June 30, 1997 and 1996 was paid to an affiliate of the Managing General Partner.

5.    RECLASSIFICATION

         Certain items in the 1996 Statement of Operations have been reclassified to conform with the current year presentation. In addition, minority interest expense for 1996 has been recalculated to include a year-end adjustment necessary for the fair presentation of the results of operations through June 30, 1996.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

     Springhill Lake Investor Limited Partnership, (the "Partnership"), has invested as a General Partner in nine limited partnerships (collectively, the "Operating Partnerships") and, as such, receives distributions of cash flow from the Operating Partnerships and is responsible for (i) interest payable on the loan encumbering its assets (ii) administrative expenses and (iii) fees payable to affiliates of the General Partners. Each Operating Partnership owns a section of a garden apartment complex in Greenbelt, Maryland (the "project"). The General Partners believe that funds distributed by the Operating Partnerships to the Partnership will be sufficient to pay the Partnership's expenses. The Operating Partnerships' cash and cash equivalents experienced a $53,540 increase at June 30, 1997 as compared to December 31, 1996. The increase was due to $867,351 provided by operating activities, which was partially offset by $181,748 used in investing activities and $632,063 used for principal reduction to the mortgage payable. At June 30, 1997, the Operating Partnerships' cash reserves were $1,027,467. The Partnership also has a cash replacement reserve account held by its lender. At June 30, 1997, the balance in the account was $1,146,223. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     The Washington, D.C. area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the Property to enhance its competitiveness within the local market. The Partnership spent $769,664 on capital improvements during the six months ended June 30, 1997 compared to $1,023,062 six months ending June 30, 1996. Improvements included replacing appliances and bathroom tile in apartment units along with expenditures on mechanical systems and structural improvements. Most of the capital improvements are funded by replacement reserves held by the lender. The balance in all reserve accounts was approximately $2,866,454 at June 30, 1997.

     The Partnership resumed making cash distributions to limited partners in 1996. The Partnership intends to continue to limit cash distributions to fund the capital improvements and reserves required for the project. However, the performance of the partner's interest in the project and its distribution policy will continue to be reviewed on a quarterly basis.

Results of Operations

     The Partnership had net income of $167,121 for the six months ended June 30, 1997, compared to a net loss of $206,613 for the six months ended June 30, 1996. The positive cash flow generated by the Operating Partnership was used to make improvements to the property and principal amortization payments on the loan encumbering the properties.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

     The Partnership's revenue increased by 3.5% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996 due to increases in rental and interest income which more than offset a decrease in laundry and other income. Although average rental rates have remained relatively constant since 1996, the Operating Partnership has recognized a modest increase in average occupancy from 91.9% to 93.2%. This has resulted in an increase in rental revenues from $11,427,038 for the six month period ended June 30, 1996 to $11,743,043 for the comparable period in 1997.

     The direct operating expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Increases in taxes, bad debt, salaries and asset and property management fees were offset by decreases in utilities, administrative expenses, repairs and maintenance, advertising and rental expense and insurance. Other expense items remained relatively constant.

     Interest expense decreased to $2,764,759 as compared to $2,819,203 for the prior comparable period due to a reduction in the outstanding amount of principal due to the monthly principal payment amounts. In addition, depreciation and amortization expense for the six months ended June 30, 1997 was $2,023,338 as compared to $1,960,524 for the prior comparable period. The increased expense was the result of the higher average cost of assets in service between years.

     The results of operations in future quarters may differ from the results of operations for the quarter ended June 30, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)  No report on Form 8-K was filed during the three months ended June 30, 1997.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SPRINGHILL LAKE INVESTORS
                               LIMITED PARTNERSHIP

                               By:   Three Winthrop Properties, Inc.
                                     Managing General Partner

Date: August 14, 1997          By:   /s/ Michael L. Ashner
                                     ---------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

Date: August 14, 1997          By:   /s/ Edward V. Williams
                                     ----------------------
                                     Edward V. Williams
                                     Chief Financial Officer