Form 10QSB
period 1997-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1997-11-14
CIK 763399

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September  30, 1997        Commission File Number 0-14569
                      -------------------                               -------



                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                ---------------------------------------------
      (exact name of small business issuer as specified in its charter)

               Maryland                                 04-2848939
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



Five Cambridge Center, Cambridge, MA                       02142-1493
------------------------------------      --------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                            YES   X               NO
                                                ---------         ----------

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                               September 30,        December 31,
                                                                                    1997                1996
                                                                                (Unaudited)          (Audited)
-------------------------------------------------------------------------------------------------------------------
                                                ASSETS
INVESTMENT IN REAL ESTATE AT COST
     Land                                                                   $        5,833,466  $        5,833,466
     Buildings improvements and personal property                                   92,550,556          91,230,320
                                                                              -----------------   -----------------

                                                                                    98,384,022          97,063,786
     Less accumulated depreciation                                                  44,317,746          41,381,951
                                                                              -----------------   -----------------

                                                                                    54,066,276          55,681,835
OTHER ASSETS:
     Cash and cash equivalents                                                       2,484,553             973,927
     Accounts receivable                                                               479,335             508,143
     Tenant security deposits - funded                                                 446,008             438,621
     Escrows and reserves                                                            2,826,842           3,609,266
     Prepaid expenses and other assets                                               1,412,449             872,473
     Deferred  costs,  less  accumulated   amortization  of  $881,186  and
        $759,587, respectively                                                       1,422,619           1,544,218
                                                                              -----------------   -----------------

TOTAL ASSETS                                                                $       63,138,082  $       63,628,483
                                                                              =================   =================

                                          LIABILITIES AND PARTNERS' EQUITY

MORTGAGES PAYABLE                                                           $       58,726,328  $       59,683,891
     Other deferred income                                                             549,926                  --

OTHER LIABILITIES
         Accounts payable and accrued expenses                                       1,652,654           2,767,786
         Tenant security deposits payable                                              429,455             328,592
         Rent deferred credits                                                         175,449             134,439
                                                                              -----------------   -----------------

TOTAL LIABILITIES                                                                   61,533,812          62,914,708
                                                                              -----------------   -----------------

MINORITY INTEREST (Note A)                                                           2,938,515           2,476,980

                                                                              -----------------   -----------------

PARTNERS' EQUITY (DEFICIT):
     Investor Limited Partners, Unit of Investor Limited
       Partnership Interest, 649 units authorized and outstanding,                   1,591,880           1,184,368
     General Partners                                                               (2,926,125)         (2,947,573)
                                                                              -----------------   -----------------

                                                                                    (1,334,245)         (1,763,205)
                                                                              -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $       63,138,082  $       63,628,483
                                                                              =================   =================

  The accompanying notes are an integral part of these financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                       Three months ended               Nine months ended
                                                   September 30, (Unaudited)         September 30, (Unaudited)
                                                     1997              1996            1997              1996
-------------------------------------------------------------------------------------------------------------------
Income
    Rental income                             $       6,046,837 $      5,937,121  $    17,759,758  $     17,364,159
    Laundry income                                      104,654           78,490          261,632           261,632
    Interest income                                      82,779          123,121          164,022           152,121
    Other income                                      1,102,191          281,989        1,526,333           598,240
                                               ----------------  ---------------   --------------   ---------------
       Total income                                   7,336,461        6,420,721       19,711,745        18,376,152
                                               ----------------  ---------------   --------------   ---------------

Expenses
    Utilities                                         1,113,778        1,535,127        3,282,232         3,707,078
    Repairs & maintenance                               649,453          652,818        1,665,499         1,722,106
    Real estate taxes                                   417,558          435,750        1,359,191         1,304,222
    Salaries and benefits                               750,114          710,062        2,104,913         1,965,465
    Operating expense                                   925,450          156,374        1,293,153           606,650
    Administrative expenses                              71,747          204,317          211,532           401,793
    Bad debt expense                                    170,526          189,281          591,905           567,776
    Advertising & rental expense                         91,067           75,940          228,856           206,575
    Insurance                                            87,495           99,403          262,693           298,458
    Asset and property management fees                  214,998          206,132          626,213           597,177
                                               ----------------  ---------------   --------------   ---------------
       Total operating expenses                       4,492,186        4,265,204       11,626,187        11,377,300
                                               ----------------  ---------------   --------------   ---------------

Other expenses
    Interest expense                                  1,372,910        1,399,411        4,137,669         4,218,614
    Depreciation and amortization                     1,034,056          881,153        3,057,394         2,841,677
                                               ----------------  ---------------   --------------   ---------------
       Total expenses                                 6,899,152        6,545,768       18,821,250        18,437,591
                                               ----------------  ---------------   --------------   ---------------

Net income (loss) before minority interest              437,309         (125,047)         890,495           (61,439)
Minority Interest in Net Earnings of
   Operating Partnership                                175,470           98,286          461,535           267,772
                                               ----------------  ---------------   --------------   ---------------

Net income (loss)                             $         261,839 $       (223,333) $       428,960  $       (329,211)
                                               ================  ===============   ==============   ===============

Net income (loss) allocated to general
   partners                                   $          13,092 $        (11,167) $        21,448  $        (16,461)

                                               ================  ===============   ==============   ===============

Net income (loss )allocated to investor
   limited partner                            $         248,747 $       (212,166) $       407,512  $       (312,750)
                                               ================  ===============   ==============   ===============

Net income (loss) per unit of limited
   partners interest                          $             383 $           (326) $           627  $           (481)
                                               ================  ===============   ==============   ===============

Weighted average number of units
   outstanding                                              649              649              649               649
                                               ================  ===============   ==============   ===============

  The accompanying notes are an integral part of these financial statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------------------------------
                                            Units of
For the nine months ended                   limited             General            Limited              Total
September 30, 1997 and 1996               Partnership          Partners'          Partners'           Partners'
(Unaudited)                                 interest            Capital            Capital             Capital
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                            649  $      (2,947,573)  $       1,184,368  $       (1,763,205)
Net income                                            --             21,448             407,512             428,960
                                       -----------------   ----------------   -----------------  ------------------

Balance, September 30, 1997                          649  $      (2,926,125)  $       1,591,880  $      (1,334,245)
                                       =================   ================   =================  ==================


Balance December 31, 1995                            649  $      (2,857,284)  $       2,899,876  $           42,592
Distributions                                         --            (55,677)         (1,057,870)         (1,113,547)
Net loss                                              --            (16,461)           (312,750)           (329,211)
                                       -----------------  -----------------   -----------------  ------------------

Balance, September 30, 1996                          649  $      (2,929,422)  $       1,529,256   $      (1,400,166)
                                       =================  =================   =================   =================

  The accompanying notes are an integral part of these financial statements



SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                                                 1997                1996
September 30,                                                                          (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
     Net income (loss)                                                             $         428,960  $         (329,211)
     Adjustments to reconcile net income to
      net cash provided by operating activities
        Minority Interest in Net Earnings of Operating Partnerships                          461,535             267,772
        Depreciation                                                                       2,935,795           2,677,220
        Amortization                                                                         121,599             164,457
        Changes in assets and liabilities
            Decrease in tenants accounts receivable                                           28,808              30,369
            Net security deposits received                                                    93,476              78,014
            Decrease in escrows and reserves                                                 567,669             396,245
            Increase in prepaid expenses and other assets                                   (539,976)           (419,388)
            Increase in rent deferred credits                                                 41,010                  --
            (Decrease) increase in accounts payable and accrued expenses                  (1,115,132)            419,860
            Increase in other deferred income                                                549,926                  --
                                                                                    ----------------   -----------------

Net cash provided by operating activities                                                  3,573,670           3,285,338
                                                                                    ----------------   -----------------

Cash flows from investing activities
     Replacement reserve contributions                                                      (678,753)           (303,754)
     Replacement reserve withdrawals                                                         893,508             108,280
     Improvements to properties                                                           (1,320,236)         (1,913,204)
                                                                                    ----------------   -----------------

Net cash used in investing activities                                                     (1,105,481)         (2,108,678)
                                                                                    ----------------   -----------------

Cash flows from financing activities
     Principal payments on mortgage note                                                    (957,563)           (876,619)
     Distributions to partners                                                                    --          (1,113,547)
                                                                                    ----------------   -----------------

Net cash used in financing activities                                                       (957,563)         (1,990,166)
                                                                                    ----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                       1,510,626            (813,506)

Cash and cash equivalents, beginning of period                                               973,927           1,561,098
                                                                                    ----------------   -----------------


Cash and cash equivalents end of period                                            $       2,484,553  $          747,592
                                                                                    ================   =================

Supplemental disclosure of cash flow information
Cash paid for interest                                                             $       4,137,669  $        4,218,614
                                                                                    ================   =================

  The accompanying notes are an integral part of these financial statements



SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)


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

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 1997 (Unaudited)

3.       INVESTMENT IN OPERATING PARTNERSHIPS


         The following summarizes the results of operations for the Operating
Partnerships:


                                                  Three months ended                   Nine months ended
                                               September 30 (Unaudited)             September 30 (Unaudited)
                                            ----------------------------------- ------------------------------------
                                                1997              1996               1997              1996
                                            ----------------- ----------------- ------------------ -----------------
Income
    Rental income                           $   6,450,991     $   5,937,121     $   18,359,589     $  17,364,159
    Interest and other income                     780,816           380,662          1,090,524           886,503
                                            ----------------- ----------------- ------------------ -----------------

                                                7,231,807         6,317,783         19,450,113        18,250,662
                                            ----------------- ----------------- ------------------ -----------------
Expenses
    Depreciation                                1,034,056           822,098          3,057,394         2,677,220
    Operating expenses                          4,014,794         3,813,738         10,046,065         9,544,326
    Taxes and insurance                           477,392           535,153          1,580,122         1,602,680
                                            ----------------- ----------------- ------------------ -----------------

                                                5,526,242         5,170,989         14,683,581        13,824,226
                                            ----------------- ----------------- ------------------ -----------------

Net income                                  $   1,705,565     $   1,146,794     $    4,766,532     $   4,426,436
                                            ================= ================= =================  =================

4.       RELATED PARTY TRANSACTIONS

         The Operating Partnerships paid or accrued to an affiliate of Three Winthrop Properties Inc., (the "Managing General Partner") a property management fee of $537,879 and $522,177 for the nine months ended September 30, 1997 and 1996, respectively. An asset management fee of $88,334 and $75,000 for the nine months ended September 30, 1997 and 1996 was paid to an affiliate of the Managing General Partner.

5.    RECLASSIFICATION

         Certain items in the 1996 Statement of Operations have been reclassified to conform with the current year presentation. In addition, Minority Interest expense for 1996 has been recalculated to include a year-end adjustment necessary for the fair presentation of the results of operations through September 30, 1996.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

     Springhill Lake Investor Limited Partnership, (the "Partnership"), has invested as a general partner in nine limited partnerships (collectively, the "Operating Partnerships") and, as such, receives distributions of cash flow from the Operating Partnerships and is responsible for (i) interest payable on the loan encumbering its assets (ii) administrative expenses and (iii) fees payable to affiliates of the General Partners. Each Operating Partnership owns a section of a garden apartment complex in Greenbelt, Maryland (the "project"). The General Partners believe that funds distributed by the Operating Partnerships to the Partnership will be sufficient to pay the Partnership's expenses. The Operating Partnerships' cash and cash equivalents experienced a $1,510,626 increase at September 30, 1997 as compared to December 31, 1996. The increase was due to $3,573,670 provided by operating activities, which was partially offset by $1,105,481 used in investing activities and $957,563 used for principal reduction to the mortgage payable. At September 30, 1997, the Operating Partnerships' cash reserves were $2,484,553. The Partnership also has a cash replacement reserve account held by its lender. At September 30, 1997, the balance in the account was approximately $2,800,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     The Washington, D.C. area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the Property to enhance its competitiveness within the local market. The Partnership spent $1,320,236 on capital improvements during the nine months ended September 30, 1997 compared to $1,913,204 during the nine months ending September 30, 1996. Improvements included replacing appliances and bathroom tile in apartment units along with expenditures on mechanical systems and structural improvements. Most of the capital improvements are funded by replacement reserves held by the lender.

     The Partnership made cash distributions of $1,113,547 to limited partners in 1996. The Partnership has made no distributions in 1997 to date, in order to provide sufficient funds to fund the capital improvements and reserves required for the project. The General Partner continues to review the Operating Parterships' needs on a quarterly basis to determine if distributions are advisable.

     On March 25, 1995, an affiliate of the Managing General Partner acquired, pursuant to a tender offer for a purchase price of $36,400 per unit, approximately 33.4% of the total limited partnership units of the Registrant (216.65 units).

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

              OPERATION (Continued)

Results of Operations

     The Partnership had net income of $428,960 for the nine months ended September 30, 1997, compared to a net loss of $329,211 for the nine months ended September 30, 1996. The positive cash flow generated by the Operating Partnership was used to make improvements to the property and principal amortization payments on the loan encumbering the property.

     The Partnership's revenue increased for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996 due to increases in rental, interest and other income. Although average rental rates have remained relatively constant since 1996, average occupancy has increased from 91.9% to 93.2%. This increase has resulted in an increase in rental revenues of 5.7% from $17,364,159 for the nine month period ended September 30, 1996 to $17,759,758 for the comparable period in 1997. Other income increased $928,093 from $598,240 at September 30, 1996 to $1,526,333 at September 30, 1997, primarily as a result of an abatement of a mortgage recording tax in the amount of $908,059.

     The direct operating expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Increases in taxes, bad debt, salaries and asset and property management fees were partially offset by decreases in utilities, administrative expenses, repairs and maintenance, and insurance. Utilities expense decreased $424,846 from $3,707,078 at September 30, 1996 to $3,282,232 at September 30,
1997, due to the fact that the property switched from an oil to a gas-based heating system. Administrative expenses decreased $190,261, from $401,793 at September 30, 1996 to $211,532 at September 30, 1997, due to reduced professional fees. Other expense items remained relatively constant.

     Interest expense decreased to $4,137,669 for the nine months ended September 30, 1997, as compared to $4,218,614 for the nine months ended September 30, 1996, due to a reduction in the outstanding amount of principal due to the monthly principal payment amounts. In addition, depreciation and amortization expense for the nine months ended September 30, 1997 was $3,057,394 as compared to $2,841,677 for the prior comparable period. The increased expense was the result of the higher average cost of assets in service between years.

     The increase in operating expenses of $686,503, from $606,650 at September 30, 1996, to $1,293.153 at September 30, 1997, is due primarily to legal settlements made during 1997.

     The results of operations in future quarters may differ from the results of operations for the quarter ended September 30, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Except as disclosed below, the Partnership is not a party, nor is its property subject, to any material pending legal proceedings.

Vernon Hines et al v. Lerner Corporation, et al., Civil Action Nos. AW-95-4023, AW-95-1120, AW-96-631 and AW-96-2350, pending in the U.S.
District Court for the District of Maryland.

In this action, Plaintiffs, approximately 32 current and former maintenance employees at the property sought back pay of approximately $1,300,000, claiming the property improperly paid them overtime pursuant to the fluctuating co-efficient method. The parties settled this matter and the court dismissed all of the pending suits on October 27, 1997. In conjunction with this settlement, the Partnership agreed to pay approximately $400,000 to the Plaintiffs.

Theodore N. Lerner v. Three Winthrop Properties, Inc., Case No. CCB94-3601, filed in the U.S. District Court for the District of Maryland, Southern Division, on December 27, 1994.

During the third quarter of 1997, the Partnership paid to Lerner the $365,000 plus interest, which the Court had previously concluded was owed to the Plaintiff.


Item 5 - Other Information

     On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation, the sole shareholder of the Registrant's General Partner. In connection with this acquisition, a nominee of Insignia was elected as a director of the General Partner and has been appointed to the residential committee of the board of directors of the General Partner. That committee is generally authorized to cause the General Partner to take such actions as it deems necessary in connection with the activities of the Registrant. On October 28, 1997, the partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Registrant.

     An affiliate of the Managing General Partner entered into an agreement to sell all of its limited partnership units to IPTI, LLC, an affiliate of Insignia. The transfer of these units took place October 27, 1997.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits


          27.   Financial Data Schedule

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

           99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

     (b)  Reports on Form 8-K

No report on Form 8-K was filed during the three months ended September 30, 1997.

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

                            SPRINGHILL LAKE INVESTORS
                            LIMITED PARTNERSHIP

                            By:   Three Winthrop Properties, Inc.
                                  Managing General Partner

Date: November 14, 1997     By:   /s/ Michael L. Ashner
                                  ---------------------
                                  Michael L. Ashner
                                  Chief Executive Officer

Date: November 14, 1997     By:   /s/ Edward V. Williams
                                  ----------------------
                                  Edward V. Williams
                                  Chief Financial Officer