Form 10KSB
period 1997-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1998-03-31
CIK 763399

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)

                       of Securities Exchange Act of 1934

                                                             Commission File

For the fiscal year ended December 31, 1997                  Number 0-14569

                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

       Maryland                                         04-2848939
(State of Organization)                    (I.R.S. Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts               02142
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code: (617) 234-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to

Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $24,949,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

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

Development

         The Registrant was initially capitalized with nominal capital contributions from its General Partners. In April 1985, the Registrant completed a non-public offering of 649 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933 and to the terms of the Confidential Memorandum dated January 16, 1985 (the "Confidential Memorandum"). The Registrant raised $40,562,500 in capital contributions from investors who were admitted to the Registrant as limited partners ("Limited Partners"). The Limited Partners financed a portion of their capital contributions by promissory notes ("LP Notes"). As of March 1988, the LP Notes were paid in full.

         The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for $73,514,921, of which $58,000,000 was financed by means of a mortgage loan, which loan was subsequently refinanced in 1993. See "Item 7, Financial Statements, Note E" for further information concerning the mortgage loan encumbering the property.

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

         Winthrop Management provided management services at the Project until October 28, 1997, at which time management services were transferred to Insignia Residential Group, L.P., an affiliate of the Class B stockholder of the sole shareholder of the Managing General Partner. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to the Property Manager. Winthrop Management was, and Insignia Management is, paid a fee of 3% of tenant rent collections and 5% of store commercial income. See "Item 12, Certain Relationships and Related Transactions".

Competition

         The real estate business is highly competitive and the Registrant's Project has active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by affiliates of the Managing General Partner are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis of Financial Condition or Plan of Operation."

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

Change in Control

         Three Winthrop is the Registrant's managing general partner. Three Winthrop is a Massachusetts corporation which is a wholly-owned subsidiary of First Winthrop Corporation, a Delaware corporation which is owned by Winthrop Financial Associates, A Limited Partnership ("WFA") and Insignia Financial Group, Inc. ("Insignia").

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn was, until October 28, 1997, the sole, and is currently the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of Three Winthrop.

         On October 28, 1997, Insignia acquired 100% of the Class B stock of

First Winthrop Corporation. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant. Three Winthrop does not believe that this transaction will have a material effect on the affairs and operations of the Registrant. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Residential Committee of Three Winthrop.

Tender Offer

         On February 1, 1995, Aquarius Acquisition, L.P., a Delaware limited partnership ("Aquarius"), an entity affiliated with the Registrant made a tender offer to purchase Units for cash consideration of $36,000 per Unit. On March 3, 1995, Aquarius increased its offer to $36,400 per Unit. On March 21, 1995, Aquarius purchased all 216.65 Units tendered by Limited Partners, representing 33.4% of the 649 outstanding Units. Subsequently, a number of Limited Partners requested that Aquarius purchase their Units for the price specified in the tender offer. Subsequent to the tender offer, Aquarius purchased 19 additional Units, increasing the total number of Units purchased to 235.65 or 36.3% of the total Units outstanding.

         The tender offer was commenced shortly following the mailing on January 19, 1995 of a consent solicitation to the Limited Partners by Greenbelt Residential Limited Partnership ("Greenbelt'), an affiliate of Lerner. Greenbelt sought the consent of a majority in interest of the Limited Partners to a dissolution of the Registrant, with the stated goal of forcing a sale of the Project. The solicitation was unsuccessful. On October 28, 1997, Insignia acquired from Acquarius its ownership interest in the Registrant. See "Item 11, Security Ownership of Certain Beneficial Owners and Management."

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

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Project for the years ended December 31, 1997 and 1996:

                            Average Rental                Average Occupancy
                                 Rate                            Rate

1996                             $716                            93.4%

1997                             $740                            93.9%

         Since inception, the Registrant has pursued a capital improvement program pursuant to which the units at the Project were to be renovated as they became vacant. At December 31, 1997, substantially all of the units had been renovated. In 1997, approximately $2,339,000 of capital improvements were performed at the Project consisting of dishwasher replacement, roof replacement, ADA renovations and tile and lighting replacement. In 1996, approximately $3,815,000 was expended on unit renovations. The Registrant has budgeted an additional $2,500,000 for unit renovations, roof, sewer, parking and underground pipe repairs and vehicle purchases for 1998. The Registrant has funded all of its capital improvements from the $12,550,000 escrow established upon its acquisition of its interest in the Operating Partnerships and operating income from the Project.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Project as of December 31, 1997 (in thousands):

     Gross
    Carrying        Accumulated                             Federal
     Value          Depreciation      Rate       Method     Tax Basis
     -----          ------------      ----       ------     ---------

    $99,403         $45,310         10-25 yrs.    S/L       $32,411

         The realty tax rate and realty taxes paid by the Project in 1997 were 4.55% and approximately $1,787,000, respectively.

Item 3.  Legal Proceedings.

         Three Winthrop Properties, Inc. v. Lerner Corp. (Case No. 129192-V,

filed in the Circuit Court for Montgomery County, Maryland on November 18,
1994). Three Winthrop, in its capacity as the Managing General Partner of the sole general partner of the Registrant, filed this action seeking, in Count I, a declaratory judgment that: (i) Three Winthrop was entitled to terminate the Lerner Agreement effective as of January 31, 1995 so long as notice has been given 90 days prior to that date; (ii) Three Winthrop gave Lerner Corporation proper notice to terminate on October 17, 1994; and (iii) that the Lerner Agreement terminated on January 31, 1995. In Count II, Three Winthrop sought monetary damages as the result of Lerner Corporation's failure to cease acting as property management agent for the project. Three Winthrop filed a summary judgment motion on Count I, which Lerner Corporation opposed, and, on February 14, 1995, the Circuit Court for Montgomery County, Maryland granted summary judgment in Three Winthrop's favor on Count I. Lerner Corporation filed a notice of appeal from this order, as discussed in the immediately following paragraph. In November 1997, the Court granted Three Winthrop's motion for summary judgment with respect to Count II, which was stayed during the pendency of the defendant's appeal, and entered judgment in favor of Three Winthrop for approximately $226,000. In January 1998, the Court also awarded Three Winthrop approximately $80,000 in attorney's fees and costs.

         Lerner Corporation v. Three Winthrop Properties, Inc., September Term, 1995, No. 421, The Court of Special Appeals of Maryland. On or about March 7, 1995, Lerner Corporation filed a Notice of Appeal from the entry of partial summary judgment against it as described in the paragraph immediately above. On January 23, 1996, the Court of Special Appeals of Maryland issued an opinion dismissing the appeal of Lerner Corporation for lack of jurisdiction. The holding of the Court of Special Appeals does not prevent Lerner Corporation from taking another appeal after a determination of the merits of the Registrant's pending damage claim as described in the paragraph immediately above. Should Lerner Corporation choose to take a second appeal concerning the entry of partial summary judgment against it, Three Winthrop believes it has meritorious arguments in favor of the affirmance of the lower court's entry of partial summary judgment against Lerner Corporation.

         Moton v. Springhill Lake Apartments, Springhill Lake Associates Limited Partnership and/or Lerner Corporation (various claims pending before the Prince George's County Human Relations Commission). The Complainant, a former employee at the Project, filed a number of claims with the Prince George's County Human

Relations Commission arising from his demotion. The claims allege that the Complainant was demoted because of his race (African American) and because of prior discrimination claims made by the Complainant. Further, the Complainant alleges that property management made racially derogatory remarks. The Registrant alleges that Mr. Moton's demotion was due to his work performance and the elimination of his position. Decisions on Mr. Moton's claims are currently pending from the Prince George's County Human Relations Commission.

         Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Partnership of the charge until September 8, 1996. In his charge, Complainant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Project does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Partnership believes that the almost two year delay in notifying the Partnership of the charge is so prejudicial that the charge should be dismissed. The Partnership is vigorously defending this matter. On December 26, 1996, the Partnership filed its position statement in this matter. The Partnership is currently awaiting a decision from the Prince George's County Human Relations Commission.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Since the inception of the Registrant in 1986 through 1997, trading in Units was sporadic and occurred through private transactions. Transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of the Managing General Partner to any such transfer. The Registrant's partnership agreement was filed as Exhibit 3 to the Registrant's Registration Statement on Form 10 dated April 30, 1986, as thereafter amended (the "Partnership Agreement"). As of March 15, 1998, there were 433 Limited Partners holding 649 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed by the Registrant to its partners in specified proportions at reasonable intervals during the fiscal year and, in any event, no later than 60 days after the close of each fiscal year. The Registrant's ability to make distributions of Cash Flow is limited by the level of the Registrant's reserves and the extent to which the Operating Partnerships earn more than sufficient rental income from the Project and interest income on reserves to (a) pay all operating expenses of the Project and the Operating Partnerships, and (b) distribute sufficient funds to the Registrant to meet its administrative expenses and the debt service requirements of the New Mortgage Loans. There were no cash distributions for the year ended December 31, 1997. Cash distributions to holders of Units amounted to approximately $1,057,870 in the aggregate, or $1,630 per Unit for the year ended December 31, 1996, which represented the Cash Flow generated from operations. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

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

         The level of liquidity based on cash and cash equivalents experienced a $1,412,000 increase at December 31, 1997 as compared to December 31, 1996. The Registrant's unrestricted cash balance was $2,386,000 at December 31, 1997, as compared to 974,000 at December 31, 1996. This increase is due to a decrease in property improvements (investing activities) and an increase in withdrawals from escrows (operating activities) and a decrease in distributions to partners (financing activities) which more than offset a decrease in net cash provided by operating activities.

         The Registrant resumed making cash distributions to Limited Partners in 1995. A distribution of cash flow was not made by the Registrant in 1997 from 1996 operations. The Registrant made cash distributions to its limited partners of $1,057,870 ($1,630 per investment Unit) for the year ended December 31, 1996. The Registrant intends to continue to limit cash distribution to its partners in the foreseeable future. However, the performance of the Registrant's interest in the Project and its distribution policy will continue to be reviewed on a quarterly basis.

         Aquarius had acquired approximately 35.7% of the Units through its 1995 tender offer, which Units were subsequently transferred on October 28, 1997 to Insignia (see "Item 1, Description of Business - Tender Offer"). The General Partner believes that the transfer of such Units will not have a significant impact on future operations or the liquidity of the Registrant.

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

Results of Operations

         The Registrant had net income of $406,000 for the year ended December 31, 1997 as compared to a net loss of $692,000 for the year ended December 31, 1996. This increase in net income is attributable to an increase in rental revenue and decreases in operating expense, interest expense and bad debt expense, which more than offset an increase in general and administrative and depreciation expenses.

         The increase in rental income is attributable to the increase in average rental rates for the year ended December 31, 1997, while occupancy rates remained stable. Operating expense decreased due to a decrease in utilities. This decrease is due to a milder winter in 1997 versus 1996. This decrease was partially offset by an increase in payroll expenses at the Project. Interest expense decreased due to the reduction in the principal balance related to monthly payments on the mortgage note. Bad debt expenses decreased due to improved collection efforts. General and administrative expense increased due to increased legal fees. Finally, depreciation expense increased due to the additions to property improvements made in 1996 and 1997.

Year 2000

        The Registrant is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Registrant. It is not expected that any costs of these modifications borne by the Registrant, if any, will be material.

Other

         Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Registrant's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7.  Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Springhill Lake Investors Limited Partnership

We have audited the accompanying consolidated balance sheet of Springhill Lake Investors Limited Partnership and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' equity (deficit), and cash flows for each of the two years in the period ended
December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Springhill Lake Investors Limited Partnership and Subsidiaries, as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   Reznick Fedder & Silverman

Bethesda, Maryland
February 10, 1998

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                               December 31, 1997

Assets

    Cash and cash equivalents                                                                              $  2,386
    Receivables and deposits                                                                                  2,073
    Restricted escrows                                                                                        2,532
    Other assets                                                                                              1,543
    Investment Properties:

         Land                                                                         $  5,833
         Buildings and related personal property                                        93,570
                                                                                        ------
                                                                                        99,403

         Less accumulated depreciation                                                 (45,310)              54,093
                                                                                        ------               ------
                                                                                                           $ 62,627
                                                                                                           ========
Liabilities and Partners' (Deficit) Capital
Liabilities

    Accounts payable                                                                                       $    905
    Tenant security deposits                                                                                    416
    Due to affiliates                                                                                           112
    Other liabilities                                                                                         1,509
    Mortgage notes payable                                                                                   58,498

Minority Interest                                                                                             2,544

Partners' (Deficit) Capital
    General partners                                                                  $ (2,928)
    Investor limited partners                                                            1,571               (1,357)
        (649 units issued and outstanding)                                              ------               ------
                                                                                                           $ 62,627
                                                                                                           ========

          See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                                                            Years Ended December 31,
                                                                                           1997                1996
                                                                                           ----                ----
           Revenues:

                Rental income                                                           $ 23,889            $ 23,208
                Other income                                                               1,329               1,263
                                                                                          ------              ------
                   Total revenues                                                         25,218              24,471
                                                                                          ------              ------
           Expenses:
                Operating                                                                 11,817              12,190
                General and administrative                                                   633                 574
                Depreciation                                                               3,928               3,795
                Interest                                                                   5,695               5,773
                Property taxes                                                             1,666               1,668
                Bad debt expense, net                                                        641                 771
                                                                                          ------              ------
                   Total expenses                                                         24,380              24,771
                                                                                          ------              ------

           (Loss) income before minority interest                                            838                (300)

           Minority interest in net earnings of

             operating partnerships                                                         (432)               (392)
                                                                                          ------              ------

                       Net income (loss)                                                $    406            $   (692)
                                                                                          ======              ======

           Income (loss) allocated to general partners (5%)                             $     20            $    (35)
           Income (loss) allocated to investor
                limited partners (95%)                                                       386                (657)
                                                                                          ------              ------

                       Net income (loss)                                                $    406            $   (692)
                                                                                          ======              ======

           Net income (loss) per limited partnership unit:                              $    594            $ (1,013)
                                                                                          ======              ======

          See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                                (in thousands)


                                                         Limited                              Investor                 Total
                                                       Partnership          General           Limited               Partners'
                                                          Units            Partners           Partners         (Deficit) Capital
                                                          -----            --------           --------         -----------------

Original capital contributions                           649                $  --            $40,563               $40,563
                                                        ----                  -----           ------               -------

Partners' (deficit) capital at
   December 31, 1995                                     649                $(2,857)         $ 2,900               $    43

Distributions to partners                                 --                    (56)          (1,058)               (1,114)

Net loss for the year ended
   December 31, 1996                                      --                    (35)            (657)                 (692)
                                                        ----                 ------           ------                ------

Partners' (deficit) capital at
   December 31, 1996                                     649                 (2,948)           1,185                (1,763)

Net income for the year ended
   December 31, 1997                                      --                     20              386                   406
                                                        ----                 ------           ------                ------

Partners' (deficit) capital at
   December 31, 1997                                     649                $(2,928)         $ 1,571               $(1,357)
                                                        ====                =======          =======               =======



          See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Years Ended December 31,

                                                                                                  1997               1996
                                                                                                  ----               ----
    Cash flows from operating activities:
          Net income (loss)                                                                    $    406          $   (692)
          Adjustments to reconcile net income (loss)
             to net cash provided by operating activities:
             Minority interest in net earnings of operating
                partnerships                                                                        432               392
             Depreciation                                                                         3,928             3,795
             Amortization                                                                           200               162
          Change in accounts:
             Receivables and deposits, restricted  escrows and
               other assets                                                                         624              (120)
             Accounts payable and other liabilities                                                (288)            1,987
                                                                                                 ------            ------
                  Net cash provided by operating activities                                       5,302             5,524
                                                                                                 ------            ------
    Cash flows from investing activities:
          Property improvements and replacements                                                 (2,339)           (3,815)
                                                                                                 ------            ------
                  Net cash used in investing activities                                          (2,339)           (3,815)
                                                                                                 ------            ------
    Cash flows from financing activities:
          Payments on mortgage note payable                                                      (1,186)           (1,182)
          Distributions to minority interest                                                       (365)               --
          Distributions to partners                                                                  --            (1,114)
                                                                                                 ------            ------
                  Net cash used in financing activities                                          (1,551)           (2,296)
                                                                                                 ------            ------
    Net increase (decrease) in cash and cash equivalents                                          1,412              (587)

    Cash and cash equivalents at beginning of year                                                  974             1,561
                                                                                                 ------            ------

    Cash and cash equivalents at end of year                                                   $  2,386          $    974
                                                                                                 ======            ======
    Supplemental disclosure of cash flow information:

          Cash paid for interest                                                               $  5,042          $  5,611
                                                                                                 ======            ======

           See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

Note A - Organization  and Summary of Significant Accounting Policies

Organization: Springhill Lake Investors Limited Partnership (the "Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake Apartments complex in Greenbelt, Maryland. The complex consists of 2,899 apartment and townhouse units and an eight-store shopping center. The Partnership and Operating Partnerships will terminate on December 31, 2035, or earlier upon the occurrence of certain events specified in the Partnership Agreement.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships. Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Depreciation: Depreciation is computed utilizing the straight-line method over the estimated lives of 25 years for investment properties and 10 years for related personal property. For Federal income tax purposes, accelerated lives and methods are used.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment in Real Estate: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1997 or 1996.

Loan Costs: Loan costs of approximately $1,359,000, net of accumulated amortization of approximately $695,000, are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates $63,751,000.

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note A - Organization and Summary of Significant Accounting Policies
(continued)

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years. Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. Leases between the Operating Partnerships and tenants of the property are operating leases.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

Income Taxes: No provision for income taxes is reflected in the accompanying consolidated financial statements. Each partner is required to report on his individual tax return his allocable share of income, gains, losses, deductions and credits.

Note B - Investment Properties and Accumulated Depreciation


                                                                                 Initial Cost
                                                                                To Partnership
                                                                                ---------------
                                                                                (in thousands)

                                                                                             Buildings                Cost
                                                                                            and Related           Capitalized
                                                                                              Personal           Subsequent to
 Description                                    Encumbrances              Land                Property            Acquisition
 -----------                                    ------------              ----                --------            -----------


 Springhill Lake Apartments                    $58,498                  $ 5,833           $ 67,484              $ 26,086
                                                ======                   ======            =======               =======

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note B - Investment Properties and Accumulated Depreciation (continued)

                         Gross Amount At Which Carried
                             At December 31, 1997
                             --------------------
                                (in thousands)

                                           Buildings
                                          And Related
                                            Personal                 Accumulated        Date      Depreciation
 Description                    Land       Property       Total      Depreciation     Acquired      Life-Years
 -----------                    ----       --------       -----      ------------     --------      ----------

 Springhill Lake Apts.       $  5,833       $ 93,570     $ 99,403     $ 45,310          10/84           10-25
                              =======        =======      =======      =======


The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                                  Years Ended December 31,
                                                                1997                   1996
                                                                ----                   ----
                                                                          (in thousands)
 Investment Properties

 Balance at beginning of year                                $ 97,064               $  93,249
      Additions                                                 2,339                   3,815
                                                               ------                 -------
 Balance at end of year                                      $ 99,403               $  97,064
                                                               ======                 =======


 Accumulated Depreciation

 Balance at beginning of year                                $  41,382              $  37,587
      Depreciation of real estate                                3,928                  3,795
                                                               -------                -------

 Balance at end of year                                      $  45,310              $  41,382
                                                               =======                =======

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $98,778,000 and $96,438,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $66,367,000 and $62,344,000.

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note C - Taxable Loss

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income (loss) and Federal taxable income or loss:


                                                                                      1997                        1996
                                                                                      ----                        ----
                                                                                      (in thousands, except unit data)
     Net income (loss) as reported:                                                 $   406                  $     (692)
         Rent deferred credits                                                                                      (46)
         Excess of accelerated depreciation for
           income tax purposes                                                          (94)                       (619)
         Deferred revenue - laundry income                                              530                          --
         Other                                                                          (30)                         32
                                                                                     ------                      ------
     Federal taxable income (loss)                                                  $   813                  $   (1,325)
                                                                                     =======                     ======
     Federal taxable income (loss) per limited
      partnership unit                                                              $ 1,253                  $   (2,041)
                                                                                     =======                     ======

Note D - Related Party Transactions

The Partnership has no employees and is dependent on a General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue and an annual asset management fee of $100,000 and annual administration fee of $10,000.

On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Partnership's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner and has been appointed to the board of directors of the General Partner. The nominee has the authority to appoint members to a newly created residential committee. This committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Registrant. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Registrant. The following fees were paid to affiliates of Insignia, FWC, and affiliates of FWC during the years ended December 31, 1997 and 1996 (in thousands):

                                                 1997              1996
                                                 ----              ----
Property management fees (included in
  operating expenses)                            $728              $699
Partnership and asset management fees
  (included in general and administrative
  expenses)                                       110               110


The Operating Partnerships paid Springfield Facilities, Inc., an affiliate, a rental fee for the use of the recreational facilities. This fee is based on the affiliate's cost of operating these facilities. Rent expense charged to operations for the years ended December 31, 1997 and 1996 was $22,735 and $36,914, respectively.

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note E - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                                                                                                                       Principal
                                                 Monthly                                         Principal              Balance
                                                 Payment                                          Balance                Due At
 Property                                       Including        Interest       Maturity           Due At             December 31,
                                                Interest           Rate            Date          Maturity                1997

                                                ---------        ---------      --------         ---------            ------------
 Springhill Lake Apartments
 1st and 2nd mortgages                          $ 566             9.30%          5/2003         $49,017              $58,498

The mortgages are secured by a pledge of the Partnership's interest in the Operating Partnerships, and joint and several guarantees by the Operating Partnerships which, in turn, are secured by an indemnity first mortgage on the Operating Partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

                      1998                         $   1,412
                      1999                             1,550
                      2000                             1,700
                      2001                             1,865
                      2002                             2,046
                      Thereafter                      49,925
                                                   ---------
                      Total                        $  58,498
                                                   =========

Note F - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under the terms of operating leases expiring in various years through December 31, 2002. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 1997 are as follows:

                      1998                89
                      1999                64
                      2000                49
                      2001                49
                      2002                28
                                      -------
                                      $  279
                                      =======

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note G - Investment in Operating Partnerships

The condensed, summarized combined balance sheet of the Operating Partnerships as of December 31, 1997 and statements of earnings for the years ended December 31, 1997 and 1996 are as follows:


                                          SUMMARIZED COMBINED BALANCE SHEET

                                                           December 31, 1997
                                                             (in thousands)

ASSETS

Buildings, improvements and personal
    property, net of accumulated

    depreciation of $45,310                                   $ 48,260
Land                                                             5,833
Other assets                                                     4,525
                                                                ------

TOTAL ASSETS                                                  $ 58,618
                                                                ======

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and                                          $  1,285
  accrued expenses                                               1,081
                                                                ------
Other liabilities

                                                                 2,366

Partners' equity

    Springhill Lake Investors                                   53,708

    Limited Partnership                                          2,544

    Other limited partners

                                                                56,252

TOTAL LIABILITIES AND PARTNERS' EQUITY                        $ 58,618

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note G - Investment in Operating Partnerships (continued)

                  SUMMARIZED COMBINED STATEMENTS OF EARNINGS

                                                                   Years ended December 31,
                                                                1997                   1996

                                                                     (in thousands)

                Revenue
                Rental income                                $ 23,889              $ 23,208
                Interest and other income                         954                 1,101
                                                               ------                ------
                                                               24,843                24,309
                                                               ------                ------
                Expenses
                Depreciation                                    3,928                 3,795
                Operating expenses                             12,656                12,339
                Taxes and insurance                             2,016                 2,629
                                                               ------                ------
                                                               18,600                18,763
                                                               ------                ------
                Net Earnings                                 $  6,243              $  5,546
                                                               ======                ======

Note H - Litigation

In November 1994, the General Partner brought suit in its capacity as managing general partner of the Partnership as general partner of the Operating Partnerships against the defendant, manager of the Project. The General Partner sought to enforce the notice and termination provisions of the management and leasing agreement with the defendant and to recover damages for the defendants refusal to comply therewith.

On or about February 13, 1995, the Court granted partial summary judgement in favor of the General Partner regarding its interpretation of the notice and termination provisions of the management and leasing agreement.

Defendant appealed the Court's entry of partial summary judgement against it, as discussed below.

In November 1997, the Court granted the General Partner's motion for summary judgement on its claim, which was stayed during the pendency of the defendant's appeal, and entered judgement in favor of the General Partner for approximately $226,000. In January 1998, the Court also awarded the General Partner approximately $80,000 in attorney fees and costs.

On or about March 7, 1995, Lerner Corporation filed a Notice of Appeal from the entry of partial summary judgment against it as described immediately above. On January 23, 1996, the Court of Special Appeals of Maryland issued an opinion dismissing the appeal of Lerner Corporation for lack of jurisdiction. The holding of the Court of Special Appeals does not prevent Lerner Corporation from taking another appeal after a determination on the merits of the General Partner pending damage claim as described immediately above. Should Lerner Corporation choose to take a second appeal concerning the entry of partial summary judgment against it as described above, the General Partner believes it has meritorious arguments in favor of the affirmance of the lower court's entry of partial summary judgment against Lerner Corporation.

In December 1994, the General Partner was sued by a limited partner in the Operating Partnerships. Plaintiff's complaint asserted claims against the General Partner for an accounting and breach of fiduciary duty. The plaintiff contends, in substance, that the General Partner, as managing general partner of the general partner of the Operating Partnerships, has failed to make certain distributions to him. The plaintiff sought between $600,000 and $1,000,000.

The General Partner has acknowledged that the plaintiff is entitled to approximately $365,000 in distributions for calendar years 1994 and 1995, but did not make those distributions to the plaintiff because of other pending litigation between the parties. The General Partner denied that it owed the plaintiff anything in addition to that sum.

Trial was conducted on November 4, 1996, January 31, 1997 and March 6, 1997.

At the conclusion of the trial on March 6, 1997, the Court ruled that the plaintiff was not entitled to any amounts beyond the $365,000 which the General Partner had previously acknowledged was owed to the plaintiff, as discussed above. The Court also ruled that the General Partner had not committed a breach of fiduciary duty. On October 27, 1997, the Partnership paid the plaintiff $411,977 which included $365,000 of 1994 and 1995 distributions and accrued interest due of $46,977.

The Partnership and/or Lerner Corporation was a defendant in a lawsuit brought against them by approximately 30 employees seeking back pay and liquidated damages for alleged overtime pay violations and one racial discrimination lawsuit. In 1997, the lawsuit was settled for approximately $400,000. The amount was paid and is included in administrative expenses on the statement of earnings.

The Partnership's management does not expect that the outcome of any of the suits will have a material adverse effect on the Partnership's or the Operating Partnerships' financial conditions or results of operations.

A public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Partnership of the charge until September 8, 1996. In his charge, Complainant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Project does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Partnership believes that the almost two year delay in notifying the Partnership of the charge is so prejudicial that the charge should be dismissed. The Partnership is vigorously defending this matter. On December 26, 1996, the Partnership filed its position statement in this matter. The Partnership is currently awaiting a decision from the Prince George's County Human Relations Commission.

Item 8.  Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure.

         None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the General Partners of the Registrant. Three Winthrop is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. Pursuant to the terms of its by-laws, Insignia has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

         As of March 1, 1998, the names of the directors and executive officers of Three Winthrop and the position held by each of them, are as follows:

                                                        Has Served as
                          Position Held with            a Director or
Name                      Three Winthrop                Officer Since
----                      --------------                -------------
Michael L. Ashner         Chief Executive Officer          1-96
                           and Director

Carroll Vinson            Vice President-Residential       10-97
                           and Director

Edward Williams           Chief Financial Officer          4-96
                           Vice President and
                           Treasurer

Peter Braverman           Senior Vice President            1-96
                           and Director

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Carroll D. Vinson, age 57, has been Vice President - Residential of the General Partner since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     (a)    Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1997.

Name of                           Amount and nature of
Beneficial Owner                  Beneficial Owner            % of Class
----------------                  ----------------            ----------
Insignia Financial Group Inc.(1)        241.15                   37.16

----------------
(1) Information is derived from the Schedule 13D filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission. The principal office of Insignia is One Insignia Financial Plaza, Greenville, South Carolina 29602.

         There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.


         As a result, of its ownership of 241.15 limited partnership units, Insignia could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

         The following table sets forth the amounts of the fees and cash distributions which the Registrant and the Operating Partnerships paid to or accrued for the account of the General Partners or their affiliates for the years ended December 31, 1997 and 1996 in thousands:

Recipient                     Type of Compensation         1997        1996
---------                     --------------------         ----        ----
Winthrop Financial            Partnership Admin. Fee      $ 93         $100
   Associates

Winthrop Financial Co., Inc.  Partnership Admin. Fee         7           10

Winthrop Management(1)        Asset Management Fee           -            -


Winthrop Management(1)        Management Fee               602          699

Insignia Management L.P.(2)   Partnership Admin. Fee (3)     3            -

Insignia Management L.P.(2)   Management Fee              127             -

Three Winthrop                Cash Distributions            -             1

Linnaeus-Lexington            Cash Distributions            -            55

-------------------
(1) Winthrop Management provided these services through October 28, 1997.
(2) Insignia Management L.P. began providing these services effective October 28, 1997.

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

                             SPRINGHILL LAKE INVESTORS LIMITED
                             PARTNERSHIP

                             By:  THREE WINTHROP PROPERTIES, INC.
                                  Managing General Partner

                                  By: /s/ Michael L. Ashner
                                     -----------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

                             Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                      Date
--------------          -----                      ----

/s/ Michael L. Ashner   Chief Executive            March 31, 1998
----------------------  Officer and Director
Michael L. Ashner

/s/ Carroll Vinson      Vice President-
----------------------  Residential and Director   March 31, 1998
Carroll Vinson

/s/ Edward V. Williams  Chief Financial Officer    March 31, 1998
----------------------
Edward V. Williams

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

   (c) $58,000,000 Amended and Restated Promissory Note from Springhill Lake Investors Limited Partnership to Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust dated April 30, 1993(2)

   (d) $5,000,000 Second Promissory Note from Springhill Lake Investors Limited Partnership to Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust dated April 30, 1993(2)

   (e) Amended and Restated Indemnity and Deed of Trust and Security Agreement between the Operating Partnerships and James C. Oliver and Fred Wolf, II, Trustees, dated as of April 30, 1993(2)

   (f) Second Indemnity and Deed of Trust and Security Agreement between the Operating Partnerships and James C. Oliver and Fred Wolf, II, Trustees, dated as of April 30, 1993(2)

   (g) Indemnity Agreement dated as of April 30, 1993 between Springhill Lake Investors Limited Partnership and Winthrop Financial Associates, A Limited Partnership(2)

   (h) Amended and Restated Guaranty and Indemnity Agreement of Property Owners dated as of April 30, 1994 between the Operating Partnerships and Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust(2)

   (i) Second Guaranty and Indemnity Agreement of Property Owners dated as of April 30, 1994 between the Operating Partnerships and Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust(2)

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