Form 10QSB
period 1998-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1998-05-11
CIK 763399

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-14569



                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)




         Maryland                                              04-2848939
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1998




Assets
 Cash and cash equivalents                                            $  2,965
 Receivables and deposits                                                1,707
 Restricted escrows                                                      2,808
 Other assets                                                            1,158
 Investment Properties:
     Land                                                 $  5,833
     Buildings and related personal property                93,907
                                                            99,740
     Less accumulated depreciation                         (46,193)     53,547
                                                                      $ 62,185
Liabilities and Partners' (Deficit) Capital
Liabilities
 Accounts payable                                                     $    542
 Tenant security deposit liabilities                                       409
 Other liabilities                                                       1,606
 Mortgage notes payable                                                 58,158

Minority Interest                                                        2,676

Partners' (Deficit) Capital
 General partners                                         $ (2,920)
 Investor limited partners                                   1,714      (1,206)
    (649 units issued and outstanding)
                                                                      $ 62,185


          See Accompanying Notes to Consolidated Financial Statements

b)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                                           Three Months
                                                          Ended March 31,
                                                        1998          1997
Revenues:
  Rental income                                      $  5,972      $  5,889
  Other income                                            173           319
  Casualty gain                                           168            --
    Total revenues                                      6,313         6,208

Expenses:
  Operating                                             2,596         2,936
  General and administrative                               91            98
  Depreciation                                            963           949
  Interest                                              1,387         1,427
  Property taxes                                          592           522
  Bad debt expense, net                                   401           254
    Total expenses                                      6,030         6,186

Income before minority interest                           283            22

Minority interest in net earnings of
  operating partnerships                                 (132)         (113)

      Net income (loss)                              $    151      $    (91)

Income (loss) allocated to general partners (5%)     $      8      $     (5)
Income (loss) allocated to investor
  limited partners (95%)                                  143           (86)

      Net income (loss)                              $    151      $    (91)

Net income (loss) per limited partnership unit:      $    220      $   (133)


          See Accompanying Notes to Consolidated Financial Statements

c)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)

                                   Limited               Investor       Total
                                 Partnership  General    Limited       Partners'
                                    Units     Partners   Partners  (Deficit) Capital
Original capital contributions       649     $    --     $40,563        $40,563

Partners' (deficit) capital at
 December 31, 1997                   649     $(2,928)    $ 1,571        $(1,357)

Net income for the three months
 ended March 31, 1998                 --           8         143            151

Partners' (deficit) capital at
 March 31, 1998                      649     $(2,920)    $ 1,714        $(1,206)

          See Accompanying Notes to Consolidated Financial Statements

d)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                            1998        1997
Cash flows from operating activities:
   Net income (loss)                                      $   151    $   (91)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Minority interest in net earnings of operating
      partnerships                                            132        113
     Depreciation                                             963        949
     Amortization                                              31         41
     Bad debt expense, net                                    401        254
     Casualty gain                                           (168)        --
   Change in accounts:
     Receivables and deposits, restricted  escrows and
       other assets                                           101         41
     Accounts payable and other liabilities                  (624)      (644)

       Net cash provided by operating activities              987        663

Cash flows from investing activities:
  Property improvements and replacements                     (258)      (231)
  Net insurance proceeds from casualty gain                   190         --

       Net cash used in investing activities                  (68)      (231)

Cash flows used in financing activities:
  Payments on mortgage note payable                          (340)      (313)

Net increase in cash and cash equivalents                     579        119

Cash and cash equivalents at beginning of period            2,386        974

Cash and cash equivalents at end of period                $ 2,965    $ 1,093

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $ 1,358    $ 1,386

 Supplemental disclosure of non-cash activity:

 At March 31, 1998, in connection with a fire at Springhill Lake Apartments, accounts receivable, accounts payable and property improvements were adjusted by approximately $58,000, $6,000 and $245,000, respectively, for non-cash activity.


       See Accompanying Notes to Consolidated Financial Statements

e)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships. Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue and an annual asset management fee of $100,000 and annual administration fee of $10,000.

On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Partnership's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner and has been appointed to the board of directors of the General Partner. The nominee has the authority to appoint members to a newly created residential committee of the board of directors of the General Partner (the "Residential Committee"). The Residential Committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership. The following fees and reimbursements were paid to affiliates of Insignia, FWC, and affiliates of FWC during the three months ended March 31, 1998 and 1997 (in thousands):


                                                   1998       1997
Property management fees (included in
  operating expenses)                              $182       $175
Partnership and asset management fees
 (included in general and administrative
 expenses)                                           73         64


On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIPS

The following summarizes the results of operations for the Operating
Partnerships:

                                      Three months ended March 31,
                                          1998           1997
                                            (in thousands)
Revenue
Rental income                          $  5,972       $  5,889
Interest and other income                   172            295
Casualty gain                               168             --
                                          6,312          6,184
Expenses
Depreciation                                963            949
Operating expenses                        4,275          3,188
Taxes and insurance                         669            610
                                          5,907          4,747
Net Earnings                           $    405       $  1,437


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the three months ended March 31, 1998 and 1997:

                                               Average Occupancy
                                             1998              1997

Springhill Lake Apartments                    93%              94%
  Greenbelt, Maryland

The Partnership realized net income of approximately $151,000 for the three months ended March 31, 1998, compared to a net loss of approximately $91,000 for the three months ended March 31, 1997. The increase in net income is primarily due to an increase in rental income and the recognition of a casualty gain, for the three months ended March 31, 1998.

The increase in rental income is due to an increase in average rental rates at Springhill Lake Apartments, despite a slight decrease in occupancy. Other income decreased due to less purchases by tenants of apartment amenities offered by the leasing office.

A casualty gain of approximately $168,000 has been recognized at March 31, 1998 as a result of three separate fires at Springhill Lake Apartments which occurred late in 1997. As a result of these incidents, one building was extensively damaged and two apartment units were completely destroyed. The estimated costs to be incurred to rebuild the destroyed units approximates the estimated insurance proceeds expected to be received.

While operating expense decreased for the three months ended March 31, 1998, bad debt expense increased. Operating expense decreased due to a milder winter during the first three months of 1998, as compared to the first three months of 1997, resulting in decreased utilities and fuel oil purchases. Also contributing to the decrease in operating expense was a decrease in salaries expense, advertising expense and repairs and maintenance expense. Bad debt expense results from the write-off of tenant accounts receivable that were deemed uncollectible.

Included in operating expense for the three months ended March 31, 1998 is approximately $27,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building improvements, and major landscaping.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $2,965,000 compared to approximately $1,093,000 at March 31, 1997. Cash and cash equivalents increased approximately $579,000 and $119,000 for the periods ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above. Net cash used in investing activities decreased as a result of the receipt of insurance proceeds from the casualty discussed above. Net cash used in financing activities increased due to an increase in principal payments on the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $58,158,000, which carries a stated interest rate of 9.30%, matures in May 2003, at which time the debt will either be refinanced or the property sold. No cash distributions were declared or paid during the three months ended March 31, 1998 or March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K

        None filed during the quarter ended March 31, 1998.



                                   SIGNATURES

     In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                         By: THREE WINTHROP PROPERTIES, INC.
                             Managing General Partner

                         By: /s/ Carroll D. Vinson
                             Carroll D. Vinson
                             Vice President-Residential and Director

                         By: /s/ William H. Jarrard, Jr.
                             William H. Jarrard, Jr.

                         Date: May 11, 1998