Form 10QSB
period 1998-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1998-08-06
CIK 763399

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


                  For the quarterly period ended June 30, 1998


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
                                  (Unaudited)

                                 June 30, 1998



Assets
 Cash and cash equivalents                                           $  3,302
 Receivables and deposits                                               2,066
 Restricted escrows                                                     2,950
 Other assets                                                             661
 Investment Property:
     Land                                                $  5,833
     Buildings and related personal property               94,693
                                                          100,526
     Less accumulated depreciation                        (47,175)     53,351
                                                                     $ 62,330
Liabilities and Partners' (Deficit) Capital
Liabilities
 Accounts payable                                                    $    765
 Tenant security deposit liabilities                                      408
 Other liabilities                                                      1,461
 Mortgage notes payable                                                57,807

Minority Interest                                                       2,694

Partners' (Deficit) Capital
 General partners                                        $ (2,900)
 Investor limited partners                                  2,095        (805)
    (649 units issued and outstanding)
                                                                     $ 62,330

          See Accompanying Notes to Consolidated Financial Statements

b)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1998       1997       1998       1997
Revenues:
 Rental income                       $ 5,897    $ 6,019    $11,869    $11,908
 Other income                            314        148        487        467
 Casualty gain                             2         --        170         --
    Total revenues                     6,213      6,167     12,526     12,375

Expenses:
 Operating                             2,630      2,621      5,226      5,557
 General and administrative              121        116        212        214
 Depreciation                            982        993      1,945      1,942
 Interest                              1,378      1,419      2,765      2,846
 Property taxes                          587        420      1,179        942
 Bad debt expense                         96        167        497        421
    Total expenses                     5,794      5,736     11,824     11,922

Income before minority interest          419        431        702        453

Minority interest in net earnings
 of operating partnerships               (18)      (173)      (150)      (286)

       Net income                    $   401    $   258    $   552    $   167

Net income allocated to

 general partner (5%)                $    20    $    13    $    28    $     8

Net income allocated to investor
 limited partners (95%)                  381        245        524        159

       Net income                    $   401    $   258    $   552    $   167

Net income per limited
 partnership unit                    $   587    $   378    $   807    $   245

          See Accompanying Notes to Consolidated Financial Statements

c)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)


                                                                        Total
                                     Limited                Investor  Partners'
                                   Partnership   General    Limited   (Deficit)
                                      Units      Partners   Partners   Capital

Original capital contributions        649        $    --    $40,563    $40,563

Partners' (deficit) capital at
 December 31, 1997                    649        $(2,928)   $ 1,571    $(1,357)

Net income for the six months
 ended June 30, 1998                   --             28        524        552

Partners' (deficit) capital at
 June 30, 1998                        649        $(2,900)   $ 2,095    $  (805)

          See Accompanying Notes to Consolidated Financial Statements

d)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                          1998       1997
Cash flows from operating activities:
  Net income                                           $   552    $   167
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Minority interest in net earnings of operating
       partnerships                                        150        286
    Depreciation                                         1,945      1,942
    Amortization                                            62         81
    Bad debt expense                                       497        421
    Casualty gain                                         (170)        --
  Change in accounts:
    Receivables and deposits, restricted escrows
      and other assets                                     388       (766)
    Accounts payable and other liabilities                (475)    (1,264)

      Net cash provided by operating activities          2,949        867

Cash flows from investing activities:
  Property improvements and replacements                (1,116)      (770)
  Net (deposits to) receipts from restricted escrows      (418)       588
  Net insurance proceeds from casualty gain                192         --

      Net cash used in investing activities             (1,342)      (182)

Cash flows used in financing activities:
  Payments on mortgage note payable                       (691)      (632)

      Net increase in cash and cash equivalents            916         53

Cash and cash equivalents at beginning of period         2,386        974

Cash and cash equivalents at end of period             $ 3,302    $ 1,027

Supplemental disclosure of cash flow information:
Cash paid for interest                                 $ 2,705    $ 1,379

Supplemental disclosure of non-cash activity:

At June 30, 1998, in connection with a fire at Springhill Lake Apartments, accounts receivable, accounts payable and property improvements were adjusted by approximately $58,000, $179,000 and $173,000, respectively, for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

e)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Partnership's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner. The nominee has the authority to appoint members to a newly created residential committee of the board of directors of the General Partner (the "Residential Committee"). The Residential Committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership. The following fees and reimbursements were paid to affiliates of Insignia, FWC, and affiliates of FWC during the six months ended June 30, 1998 and 1997 (in thousands):


                                                   1998        1997
Property management fees (included in
  operating expenses)                              $368        $350
Partnership reimbursements and asset
 management fees (included in general
 and administrative expenses)                       137         139


Included in investment property on the Balance Sheet at June 30, 1998, is approximately $6,000 in construction oversight reimbursements paid to an affiliate of Insignia.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIPS

The following summarizes the results of operations for the Operating
Partnerships:

                               Three months ended         Six months ended
                                    June 30,                  June 30,
                                1998         1997         1998         1997
                                 (in thousands)            (in thousands)
Revenue
Rental income                 $5,897        $6,019     $11,869       $11,908
Interest and other income        293           277         465           572
Casualty gain                      2            --         170            --
                               6,192         6,296      12,504        12,480
Expenses
Depreciation                     982           993       1,945         1,942
Operating expenses             3,996         2,798       8,271         5,986
Taxes and insurance              657           507       1,326         1,117
                               5,635         4,298      11,542         9,045
Net Earnings                  $  557        $1,998     $   962       $ 3,435


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the six months ended June 30, 1998 and 1997:

                                          Average Occupancy
                                         1998            1997
Springhill Lake Apartments                92%             93%
  Greenbelt, Maryland


The Partnership realized net income of approximately $401,000 and $552,000 for the three and six months ended June 30, 1998, compared to net income of approximately $258,000 and $167,000 for the three and six months ended June 30, 1997. For the six months ended June 30, 1998, the increase in net income is primarily due to a decrease in operating expense and the recognition of a casualty gain. Income before minority interest remained relatively consistent for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, despite increases in property tax expense and other income and a decrease in bad debt expense.

A casualty gain of approximately $170,000 has been recognized at June 30, 1998, as a result of three separate fires at Springhill Lake Apartments which occurred late in 1997. As a result of these incidents, one building was extensively damaged and two apartment units were completely destroyed. The estimated costs to be incurred to rebuild the destroyed units approximates the estimated insurance proceeds expected to be received.

While operating expense decreased for the six months ended June 30, 1998, both property tax and bad debt expenses increased. Operating expense decreased due to a milder winter during the first six months of 1998, as compared to the first six months of 1997, resulting in decreased utilities and fuel oil purchases. Also contributing to the decrease in operating expense was a decrease in salary expense, advertising expense and repairs and maintenance expense. Bad debt expense results from the write-off of tenant accounts receivable that were deemed uncollectible. Property tax expense increased for the three and six months ended June 30, 1998, due to the payment of two property tax bills from a prior year that were previously in dispute.

For the three months ended June 30, 1998, other income increased as a result of increased collections of late charges and legal fees associated with the collection of past due tenant accounts receivable. The General Partner is becoming more aggressive against tenants who do not pay their rent timely. As a result, bad debt expense has also decreased for the three months ended June 30, 1998.

Included in operating expense for the six months ended June 30, 1998 is approximately $38,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building repairs, major landscaping, and gutter repairs.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $3,302,000 compared to approximately $1,027,000 at June 30, 1997. Cash and cash equivalents increased approximately $916,000 and $53,000 for the periods ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above, a lesser decrease in accounts payable, other liabilities and deferred income, and a decrease in receivables and deposits and other assets as a result of improved collections. The decrease in accounts payable, other liabilities and deferred income is due to the timing of the payment of invoices. Net cash used in investing activities increased as a result of increased property improvements and replacements and increased deposits to restricted escrows, resulting from the proceeds received from the insurance company related to the fire in 1997. Net cash used in financing activities increased due to an increase in principal payments on the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $57,807,000, which carries a stated interest rate of 9.30%, matures in May 2003, at which time the debt will either be refinanced or the property sold. No cash distributions were declared or paid during the six months ended June 30, 1998 or June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In July 1998, the sole limited partner in each of First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth and Ninth Springhill Lake Limited Partnerships and Springhill Commercial Limited Partnership (collectively the "Operating Partnerships") commenced an action in the Circuit Court for Prince George's County, Maryland entitled Lerner v. Apollo Real Estate Advisors, L.P., et al. The complaint claims that the Partnership, present and former affiliates of the General Partner and others have breached certain contractual and fiduciary duties allegedly owed to the claimant with respect to the transactions described in Note B - Related Party Transactions. The plaintiff seeks damages and injunctive relief prohibiting the proposed transfer of Class B Common Stock from Insignia to AIMCO. The General Partner believes the claims to be without merit and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K

        None filed during the quarter ended June 30, 1998.



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



                              SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                              By:   THREE WINTHROP PROPERTIES, INC.
                                    Managing General Partner


                              By:   /s/ Carroll D. Vinson
                                    Carroll D. Vinson
                                    Vice President-Residential and Director


                              By:   /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    Director

                              Date: August 6, 1998