Form 10QSB
period 1998-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1998-11-12
CIK 763399

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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
                                  (Unaudited)

                               September 30, 1998

Assets
 Cash and cash equivalents                                           $  2,804
 Receivables and deposits                                               2,511
 Restricted escrows                                                     3,235
 Other assets                                                             634
 Investment Property:
     Land                                                $  5,833
     Buildings and related personal property               95,187
                                                          101,020
     Less accumulated depreciation                        (48,159)     52,861
                                                                     $ 62,045
Liabilities and Partners' (Deficit) Capital
Liabilities
 Accounts payable                                                    $    478
 Tenant security deposit liabilities                                      412
 Accrued property taxes                                                   446
 Other liabilities                                                      1,098
 Mortgage notes payable                                                57,451

Minority Interest                                                       2,758

Partners' (Deficit) Capital
 General partners                                        $ (2,890)
 Investor limited partners                                  2,292        (598)
    (649 units issued and outstanding)
                                                                     $ 62,045

          See Accompanying Notes to Consolidated Financial Statements

b)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1998       1997       1998       1997
Revenues:
 Rental income                       $ 5,651    $ 5,852    $17,520    $17,760
 Other income                            268      1,485        755      1,952
 Casualty gain                           (32)        --        138         --
    Total revenues                     5,887      7,337     18,413     19,712

Expenses:
 Operating                             2,648      3,818      7,874      9,375
 General and administrative               81         86        293        300
 Depreciation                            984        994      2,929      2,936
 Interest                              1,369      1,413      4,134      4,259
 Property taxes                          447        417      1,626      1,359
 Bad debt expense                         87        171        584        592
    Total expenses                     5,616      6,899     17,440     18,821

Income before minority interest          271        438        973        891

Minority interest in net earnings
 of operating partnerships               (64)      (176)      (214)      (462)

       Net income                    $   207    $   262    $   759    $   429

Net income allocated to
 general partner (5%)                $    10    $    13    $    38    $    21

Net income allocated to investor
 limited partners (95%)                  197        249        721        408

       Net income                    $   207    $   262    $   759    $   429

Net income per limited
 partnership unit                    $   304    $   384    $ 1,111    $   629

          See Accompanying Notes to Consolidated Financial Statements


c)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)



                                                                       Total
                                   Limited                Investor   Partners'
                                 Partnership   General    Limited    (Deficit)
                                    Units      Partners   Partners    Capital

Original capital contributions      649        $    --    $40,563    $40,563

Partners' (deficit) capital at
 December 31, 1997                  649        $(2,928)   $ 1,571    $(1,357)

Net income for the nine months
 ended September 30, 1998            --             38        721        759

Partners' (deficit) capital at
 September 30, 1998                 649        $(2,890)   $ 2,292    $  (598)

          See Accompanying Notes to Consolidated Financial Statements

d)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                             1998       1997
Cash flows from operating activities:
  Net income                                              $   759    $   429
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Minority interest in net earnings of operating
       partnerships                                           214        462
    Depreciation                                            2,929      2,936
    Amortization                                               93        121
    Bad debt expense                                          584        592
    Casualty gain                                            (138)        --
  Change in accounts:
    Receivables and deposits, restricted escrows
      and other assets                                       (148)      (442)
    Accounts payable and other liabilities                   (531)      (524)

      Net cash provided by operating activities             3,762      3,574

Cash flows from investing activities:
  Property improvements and replacements                   (1,754)    (1,320)
  Net (deposits to) receipts from restricted escrows         (703)       215
  Net insurance proceeds from casualty gain                   160         --

      Net cash used in investing activities                (2,297)    (1,105)

Cash flows used in financing activities:
  Payments on mortgage note payable                        (1,047)      (958)

      Net increase in cash and cash equivalents               418      1,511

Cash and cash equivalents at beginning of period            2,386        974

Cash and cash equivalents at end of period                $ 2,804    $ 2,485

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $ 4,048    $ 4,138


Supplemental disclosure of non-cash activity:

At September 30, 1998, in connection with a fire at Springhill Lake Apartments, accounts receivable, accounts payable and property improvements were adjusted by approximately $58,000, $23,000, and $29,000, respectively, for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

e)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's limited partnership agreement ("Partnership Agreement") provides for payments to the General Partner and its affiliates for property management services based on a percentage of revenue and an annual asset management fee of $100,000 and annual administration fee of $10,000.

On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Partnership's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner. The nominee has the authority to appoint members to a newly created residential committee of the board of directors of the General Partner (the "Residential Committee"). The Residential Committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. On October 1, 1998, Insignia completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger").

As a result of the Insignia Merger, AIMCO has the right to appoint a director of the General Partner who, in turn, has the right to appoint the members of the Residential Committee. In addition, the property manager became an affiliate of AIMCO. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership.

The following fees and reimbursements were paid to affiliates of the General Partner during the nine months ended September 30, 1998 and 1997:


                                                  1998          1997
                                                    (in thousands)
Property management fees (included in
 operating expenses)                               $551         $538

Partnership reimbursements and asset
 management fees (included in general
 and administrative expenses)                       202          166

Included in investment property on the Balance Sheet at September 30, 1998, is approximately $10,000 in construction oversight reimbursements.

Note C - Investment in Operating Partnerships

The following summarizes the results of operations for the Operating
Partnerships:

                               Three Months Ended         Nine Months ended
                                  September 30,             September 30,
                                1998         1997         1998         1997
                                 (in thousands)            (in thousands)
Revenue
Rental income                 $5,651        $5,852     $17,520       $17,760
Interest and other income        251           519        716          1,091
Casualty gain                    (32)           --        138             --
                               5,870         6,371     18,374         18,851
Expenses
Depreciation                     984         1,116      2,929          3,058
Operating expenses             4,037         3,460     12,308          9,446
Taxes and insurance              483           463      1,809          1,580
                               5,504         5,039     17,046         14,084
Net Earnings                  $  366        $1,332     $ 1,328       $ 4,767



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment property consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1998 and 1997:


                                          Average Occupancy
                                         1998            1997
Springhill Lake Apartments                91%             93%
  Greenbelt, Maryland


The Partnership realized net income of approximately $207,000 and $759,000 for the three and nine months ended September 30, 1998, compared to net income of approximately $262,000 and $429,000 for the three and nine months ended September 30, 1997. Income before minority interest for the nine and three months ended September 30, 1998 were $973,000 and $271,000, respectively, as compared to $891,000 and $438,000, respectively, for the comparable periods in 1997. The increase in income before minority interest for the comparable nine month periods is primarily due to decreases in operating expense and interest expense, as well as the recognition of a casualty gain, which more than offset decreases in rental and other income and an increase in property taxes. The decrease in income before minority interest for the comparable three month periods was primarily due to decreases in rental and other income and increases in property taxes which more than offset decreases in operating, interest and bad debt expenses. Casualty gain of approximately $138,000 was recognized at September 30, 1998 as a result of three separate fires at Springhill Lake Apartments which occurred late in 1997. As a result of these incidents, one building was extensively damaged and two apartment units were completely destroyed. The estimated costs to be incurred to rebuild the destroyed units approximates the estimated insurance proceeds expected to be received.

The decrease in operating expense was due to a milder winter during the first nine months of 1998, as compared to the first nine months of 1997, resulting in decreased utilities and fuel oil purchases. Also contributing to the decrease in operating expense was a decrease in salary expense, advertising expense and repairs and maintenance expense. Property tax expense increased for the three and nine months ended September 30, 1998, due to the payment of two property tax bills from a prior year that were previously in dispute. The decrease in rental income is due to reduced occupancy at the Partnership's property. Other income decreased primarily due to an abatement of a mortgage recording tax for approximately $900,000 recorded in the nine months ended September 30, 1997. In addition, fewer amenities such as drapes were purchased through the rental office, and less turnover in tenant base contributed to decreases in miscellaneous rental charges and legal fees for the three and nine months ended September 30, 1998.

Included in operating expense for the nine months ended September 30, 1998 is approximately $65,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building repairs, window coverings, and gutter repairs.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $2,804,000 compared to approximately $2,485,000 at September 30, 1997. Cash and cash equivalents increased approximately $418,000 and $1,511,000 for the periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above, and a decrease in receivables and deposits and other assets as a result of improved collections. Net cash used in investing activities increased as a result of increased property improvements and replacements consisting primarily of building improvements, major sewer replacement, carpet and construction in progress. Included in building improvements are a fire hydrant project, a boiler room project, and consultant services. As well, deposits to restricted escrows increased resulting from insurance proceeds relating to the fire in 1997 and an increase in cash escrowed to the Replacement Reserve Fund. Net cash used in financing activities increased due to an increase in principal payments on the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at the Partnership's property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of $57,451,000, which carries a stated interest rate of 9.30%, matures in May 2003. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure. No cash distributions were declared or paid during the nine months ended September 30, 1998 or September 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control

On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Partnership's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner. The nominee has the authority to appoint members to a newly created residential committee of the board of directors of the General Partner (the "Residential Committee"). The Residential Committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. On October 1, 1998, Insignia completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO has the right to appoint a director of the General Partner who, in turn, has the right to appoint the members of the Residential Committee. In addition, the property manager became an affiliate of AIMCO. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       (b) Reports on Form 8-K

           None filed during the quarter ended September 30, 1998.



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



                              SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                              By:  THREE WINTHROP PROPERTIES, INC.
                                   Managing General Partner


                              By:  /s/ Patrick Foye
                                   Patrick Foye
                                   Vice President-Residential and Director


                              By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Director
                                   (Duly Authorized Officer)


                              Date: November 12, 1998