Form 10KSB
period 1998-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1999-04-01
CIK 763399

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or

[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period.........to.........

                         Commission file number 0-14569

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

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

                                 (864) 239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $24,940,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Springhill Lake Investors Limited Partnership (the "Registrant") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth and Ninth Springhill Lake Limited Partnerships and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former General Partner of the Operating Partnerships whose interest was converted to that of a Limited Partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"). See "Transfer of Control". The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

The Registrant was initially capitalized with nominal capital contributions from its General Partners. In April 1985, the Registrant completed a non-public offering of 649 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933 and to the terms of the Confidential Memorandum dated January 16, 1985. The Registrant raised $40,562,500 in capital contributions from investors who were admitted to the Registrant as limited partners ("Limited Partners"). Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for $73,514,921, of which $58,000,000 was financed by means of a mortgage loan, which was subsequently refinanced in 1993. See "Item 7, Financial Statements, Note F" for further information concerning the mortgage loan encumbering the property.

The Registrant's interest in the Operating Partnerships entitles it to 90% of profits and losses for tax purposes, 90% of the Operating Partnerships' cash flow (after certain priority distributions), and 85% of the proceeds of a sale or disposition of the Project (after certain priority distributions).

The only business of the Registrant is investing as a general partner in the Operating Partnerships, and as such, to cause the Operating Partnerships to own and operate the Project, until such time as a sale, if any, of all or a portion of the Project appears to be advantageous to the Registrant and is permitted under the terms of the Operating Partnerships' Partnership Agreements. See "Item 2, Description of Properties" for further information on the property owned by the Operating Partnerships.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. On May 1, 1995, the Registrant removed Lerner Corporation as managing agent for the Project. Since that time management services at the Project have been provided by affiliates of the Managing General Partner.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments and commercial space at the Registrant's properties and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partners and/or affiliates to engage in business which may be competitive with the Registrant.

The Partnership receives income from its property and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the property. The Partnership financed its property primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired the rights granted to Insignia in the October 28, 1997 transactions. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.   DESCRIPTION OF PROPERTIES

The Registrant owns no property other than its interest in the Operating Partnerships. The following table sets forth the Registrant's investments in property through its Operating Partnerships:

                          Date of
        Property          Purchase      Type of Ownership           Use

Springhill Lake            10/84    Fee ownership subject     Apartment
   Greenbelt, Maryland              to a first mortgage.      2,899 units

The Project was initially acquired by the Operating Partnerships in October 1984 for an initial cost of $73,316,500. The Project consists of 2,899 apartment and townhouse units and an eight-store shopping center situated on 154 acres of landscaped grounds. The Project also contains a clubhouse/community center, two Olympic-size swimming pools and six tennis courts.

SCHEDULE OF PROPERTIES:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                    Gross
                  Carrying   Accumulated                           Federal
Property            Value    Depreciation    Rate     Method      Tax Basis
                       (in thousands)                           (in thousands)

Springhill Lake   $101,831     $49,183     10-25 yrs    S/L      $30,753

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's property.

                       Principal                                   Principal
                       Balance At   Stated                          Balance
                      December 31, Interest   Period   Maturity      Due At
Property                  1998       Rate    Amortized   Date     Maturity (2)
                          (in thousands)                         (in thousands)

Springhill Lake         $57,083      9.30%      (1)      05/03      $49,017
1st and 2nd mortgage

(1) The principal balance is being amortized over 120 months with a balloon payment due May, 2003.

(2) See "Item 7. Financial Statements _ Note F" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for the property:


                               Average Annual           Average Annual

                                Rental Rates               Occupancy

Property                    1998           1997         1998       1997


Springhill Lake          $9,168          $8,880        90%         94%


As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The property is subject to competition from other residential complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is a residential complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for the property were:


                                        1998             1998

                                      Billing            Rate

                                   (in thousands)


Springhill Lake                       $1,771            4.55%


CAPITAL IMPROVEMENTS

During 1998, the Partnership completed $2,686,000 of capital improvements at the property, consisting primarily of roof replacement, major sewer replacement, office equipment, carpet and construction in process relating to the reconstruction of the building and two units damaged by fires in 1997. These improvements were funded from the $12,550,000 escrow established upon its acquisition of its interest in the Operating Partnerships, insurance proceeds, and from operating income from the project. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $15,000,000 of capital improvements over the near term. Capital improvements consisting of, but not limited to, approximately $14,672,000 are budgeted for 1999. These improvements will be made only to the extent of available reserves and operating income.

ITEM 3.   LEGAL PROCEEDINGS

Theodore N. Lerner v Apollo Real Estate Advisors, L.P., et al., (Civil Action No. L98-13318, Circuit Court for Prince George's County, Maryland). In June 1998, the sole limited partner in each of First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth and Ninth Springhill Lake Limited Partnerships and Springhill Commercial Limited Partnership (collectively the "Operating Partnerships") commenced an action claiming that the Partnership, present and former affiliates of the General Partner and others breached certain contractual and fiduciary duties allegedly owed to the claimant with respect to the transactions described in Note E - Related Party Transactions. The plaintiff sought damages and injunctive relief prohibiting the proposed transfer of Class B Common Stock from Insignia to AIMCO. On or about September 17, 1998, the court denied the plaintiff's Motion for Preliminary Injunction. On or about October 15, 1998, the plaintiff voluntarily dismissed the action without prejudice present to a Notice of Voluntary Dismissal.

Three Winthrop Properties, Inc. v. Lerner Corp. (Case No. 129192-V, filed in the Circuit Court for Montgomery County, Maryland on November 18, 1994). Three Winthrop, in its capacity as the Managing General Partner of the sole general partner of the Registrant, filed this action seeking, in Count I, a declaratory judgment that: (i) Three Winthrop was entitled to terminate the Lerner Agreement effective as of January 31, 1995 so long as notice has been given 90 days prior to that date; (ii) Three Winthrop gave Lerner Corporation proper notice to terminate on October 17, 1994; and (iii) that the Lerner Agreement terminated on January 31, 1995. In Count II, Three Winthrop sought monetary damages as the result of Lerner Corporation's failure to cease acting as property management agent for the project. Three Winthrop filed a summary judgment motion on Count I, which Lerner Corporation opposed, and, on February 14, 1995, the Circuit Court for Montgomery County, Maryland granted summary judgment in Three Winthrop's favor on Count I. Lerner Corporation filed a notice of appeal from this order, as discussed in the immediately following paragraph. In November 1997, the Court granted Three Winthrop's motion for summary judgment with respect to Count II, which was stayed during the pendency of the defendant's appeal, and entered judgment in favor of Three Winthrop for approximately $226,000. In January 1998, the Court also awarded Three Winthrop approximately $80,000 in attorney's fees and costs. Lerner Corporation appealed the judgment in March 1998. On February 1, 1999, the judgement was affirmed.

Moton v. Springhill Lake Apartments, Springhill Lake Associates Limited Partnership and/or Lerner Corporation (various claims pending before the Prince George's County Human Relations Commission). The Complaintant, a former employee at the Project, filed a number of claims with the Prince George's County Human Relations Commission arising from his demotion. The claims allege that the Complaintant was demoted because of his race (African American) and because of prior discrimination claims made by the Complaintant. Further, the Complaintant alleges that property management made racially derogatory remarks. The Registrant alleges that Mr. Moton's demotion was due to his work performance and the elimination of his position. Decisions on Mr. Moton's claims are currently pending from the Prince George's County Human Relations Commission. This matter was settled and dismissed in February 1999. The Partnership did not incur any material costs in connection with this settlement.

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. In his charge, Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Project does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. On December 26, 1996, the Registrant filed its position statement in this matter. No decision has yet been rendered.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 433 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner own 241.15 units or 37.157% of the outstanding limited partnership units at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1998 and 1997, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, sale of the property and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was $196,000 as compared to $406,000 for the year ended December 31, 1997. (see "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's Federal taxable income.) Income before minority interest for the year ended December 31, 1998 was $712,000 as compared to $838,000 for the year ended December 31, 1997. The decrease in income before minority interest for the comparable years is primarily due to a decrease in total revenues which was partially offset by a decrease in total expenses.

Total revenues decreased as a result of a decrease in rental income and other income, partially offset by the recording of a casualty gain during the year ended December 31, 1998. The decrease in rental income is due to reduced occupancy at the project during the year ended December 31, 1998. Other income decreased primarily due to an abatement of a mortgage recording tax for approximately $900,000 recorded in the year ended December 31, 1997. In addition, fewer amenities such as drapes were purchased through the rental office, and less turnover in tenant base contributed to decreases in miscellaneous rental charges and legal fees for the year ended December 31, 1998. A casualty gain of approximately $126,000 was recognized at December 31, 1998 as a result of three separate fires at Springhill Lake which occurred late in 1997. As a result of these incidents, one building was extensively damaged and two apartment units were completely destroyed. The estimated costs to be incurred to rebuild the destroyed units approximates the estimated insurance proceeds expected to be received.

Total expenses decreased primarily due to decreases in operating, general and administrative and interest expenses partially offset by an increase in property taxes and bad debt expense. The decrease in operating expense was due to a milder winter during 1998, as compared to 1997, resulting in decreased utilities and fuel oil purchases. Also contributing to the decrease in operating expense was a decrease in salary expense, contract services and repairs and maintenance expense. Interest expense decreased as a result of scheduled principal payments which reduced the carrying balance of the debt encumbering the project. General and administrative expenses decreased due to less legal fees incurred as a result of the settlement of several cases against the Registrant during 1997. Property tax expense increased for the year ended December 31, 1998, due to the payment of two property tax bills from a prior year that were previously in dispute. Bad debt expense increased due to the write off of tenant receivables and charges that were determined to be uncollectible during 1998.

Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.
Liquidity and Capital Reserves

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $3,328,000 compared to approximately $2,386,000 at December 31,
1997.   The increase in cash and cash equivalents is due to $5,839,000 of cash provided by operating activities, which was partially offset by $3,482,000 of cash used in investing activities and $1,415,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements, deposits to escrow accounts maintained by the mortgage lender and net insurance proceeds from a casualty gain. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state and local legal and regulatory requirements.

The Registrant has budgeted, but is not limited to, approximately $14,672,000 in capital improvements for the property in 1999. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term. The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $57,083,000, is amortized over 120 months with a balloon payment of approximately $49,017,000 due in May 2003. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the years ended December 31, 1998 and 1997, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, sale of the property and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.   FINANCIAL STATEMENTS



Report of KPMG Peat Marwick LLP, Independent Auditors

     Report of Reznick, Fedder, and Silverman, Independent Auditors

     Consolidated Balance Sheet - December 31, 1998

     Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1998 and 1997

     Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS REPORT



To The Partners
Springhill Lake Investors Limited Partnership


We have audited the accompanying consolidated balance sheet of Springhill Lake Investors Limited Partnership and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership and Subsidiaries at December 31, 1998, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                     /s/KPMG PEAT MARWICK LLP



Greenville, South Carolina
March 24, 1999

                          INDEPENDENT AUDITORS REPORT



To The Partners
Springhill Lake Investors Limited Partnership


We have audited the accompanying consolidated statements of operations, changes in partners' equity (deficit) and cash flows of Springhill Lake Investors Limited Partnership and Subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Springhill Lake Investors Limited Partnership and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                     /s/Reznick Fedder & Silverman



Bethesda, Maryland
February 10, 1998


                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998




Assets
 Cash and cash equivalents                                          $  3,328
 Receivables and deposits                                              1,372
 Restricted escrows                                                    3,520
 Other assets                                                          1,485
 Investment Properties:
     Land                                             $  5,833
     Buildings and related personal property            95,998
                                                       101,831
     Less accumulated depreciation                     (49,183)       52,648

                                                                    $ 62,353
Liabilities and Partners' (Deficit) Capital
Liabilities
 Accounts payable                                                   $  1,737
 Tenant security deposit liabilities                                     406
 Other liabilities                                                     1,228
 Mortgage notes payable                                               57,083

Minority Interest                                                      3,060

Partners' (Deficit) Capital
 General partners                                     $ (2,918)
 Investor limited partners                               1,757        (1,161)
    (649 units issued and outstanding)
                                                                    $ 62,353
          See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                     Years Ended December 31,
                                                        1998          1997
Revenues:
  Rental income                                      $ 23,881      $ 24,257
  Other income                                            933         1,329
  Casualty gain                                           126            --
    Total revenues                                     24,940        25,586

Expenses:
  Operating                                            11,166        12,185
  General and administrative                              514           633
  Depreciation                                          4,001         3,928
  Interest                                              5,496         5,695
  Property taxes                                        2,076         1,666
  Bad debt expense                                        975           641
    Total expenses                                     24,228        24,748

Income before minority interest                           712           838

Minority interest in net earnings of
  operating partnerships                                 (516)         (432)

      Net income                                     $    196      $    406

Net income allocated to general partner (5%)         $     10      $     20
Net income allocated to investor
  limited partners (95%)                                  186           386

      Net income                                     $    196      $    406

Net income per limited partnership unit              $ 286.59      $ 594.76

          See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)

                                                                     Total
                                  Limited              Investor    Partners'
                                Partnership  General   Limited     (Deficit)
                                   Units    Partners   Partners     Capital

Original capital contributions       649      $   --     $40,563    $40,563

Partners' (deficit) capital at
 December 31, 1996                   649     $(2,948)    $ 1,185    $(1,763)

Net income for the year ended
 December 31, 1997                    --          20         386        406

Partners' (deficit) capital at
 December 31, 1997                   649      (2,928)      1,571     (1,357)

Net income for the year ended
 December 31, 1998                    --          10         186        196

Partners' (deficit) capital at
 December 31, 1998                   649     $(2,918)    $ 1,757    $(1,161)
          See Accompanying Notes to Consolidated Financial Statements

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,

                                                             1998       1997

Cash flows from operating activities:

Net income                                                $    196   $    406

Adjustments to reconcile net income

to net cash provided by operating activities:

Minority interest in net earnings of operating

 partnerships                                                  516        432

Depreciation                                                 4,001      3,928

  Amortization                                                 124        200

 Bad debt expense                                              975        641

 Casualty gain                                                (126)        --

Change in accounts:

Receivables and deposits                                      (216)    (1,198)

Other assets                                                   (66)       673

Accounts payable                                               838     (1,291)

    Tenant security deposit liabilities                        (10)        88

    Other liabilities                                         (393)       915


Net cash provided by operating activities                    5,839      4,794


Cash flows from investing activities:

Property improvements and replacements                      (2,686)    (2,339)

  Net withdrawals from (deposits to) restricted escrows       (988)       508

  Net insurance proceeds from casualty gain                    192         --


Net cash used in investing activities                       (3,482)    (1,831)


Cash flows used in financing activities:

Payments on mortgage note payable                           (1,415)    (1,186)

Distributions to minority interest                              --       (365)


Net cash used in financing activities                       (1,415)    (1,551)


Net increase in cash and cash equivalents                      942      1,412


Cash and cash equivalents at beginning of year               2,386        974


Cash and cash equivalents at end of year                  $  3,328   $  2,386


Supplemental disclosure of cash flow information:

Cash paid for interest                                    $  5,378   $  5,042


          See Accompanying Notes to Consolidated Financial Statements



                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

NOTE A - ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Springhill Lake Investors Limited Partnership (the "Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake complex in Greenbelt, Maryland. The complex consists of 2,899 apartment and townhouse units and an eight-store shopping center. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains and Losses: The Partnership Agreement ("Agreement") provides for net income and net losses for both financial and tax reporting purposes to be allocated 95% to the Limited Partners and 5% to the General Partner.

Gains from property sales are allocated in accordance with the Partnership Agreement.

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 1998 and 1997 was allocated 95% to the limited partners and 5% to the general partners. Net income per limited partnership unit for each such year was computed as 95% of net income divided by 649 units outstanding.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment in Properties: Investment properties consist of one apartment complex with an eight-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of


Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that has been permanently impaired have been written down to appraisal value. No adjustments for the impairment of value were necessary for the years ended December 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex located in Maryland. The Partnership evaluates the performance of the segment based on net income. The Partnership's reportable segment consists of Operating Partnerships that offer similar products and services and are managed as one entity.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $310,000 and $270,000 for the years ended December 31, 1998 and 1997, respectively were charged to expense as incurred.

Loan Costs: Loan costs of approximately $1,359,000, net of accumulated amortization of approximately $820,000, are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.


Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.



Income Taxes: No provision for income taxes is reflected in the accompanying consolidated financial statements. Each partner is required to report on his individual tax return his allocable share of income, gains, losses, deductions and credits.

NOTE B - TRANSFER OF CONTROL

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of Three Winthrop, the Managing General Partner of the Partnership and a wholly-owned subsidiary of First Winthrop Corporation, were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired the rights granted to Insignia in the October 28, 1997 transactions. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C _ REAL ESTATE AND ACCUMULATED DEPRECIATION



                                               Initial Cost

  Investment Properties                       To Partnership




                                                     Buildings        Cost

                                                    and Related   Capitalized

                                                      Personal   Subsequent to

Description                Encumbrances    Land       Property    Acquisition
                                            (in thousands)

Springhill Lake Apartments   $57,083      $ 5,833     $ 67,484     $ 28,514







                          Gross Amount At Which Carried

                              At December 31, 1998




                                 Buildings

                                    And

                                  Related

                                 Personal            Accumulated    Date    Depreciable

Description              Land    Property    Total   Depreciation Acquired   Life-Years

                                   (in thousands)


Springhill Lake Apts.  $5,833     $95,998  $101,831    $49,183      10/84      10-25


The depreciable lives included above are for the building and components. The depreciable lives for related personal property are 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                     Years Ended December 31,

                                       1998             1997

                                          (in thousands)





Investment Properties


Balance at beginning of year        $ 99,403        $  97,064

  Property improvements                2,686            2,339

  Write off due to casualty             (258)              --


Balance at end of year              $101,831        $  99,403


Accumulated Depreciation


Balance at beginning of year       $  45,310        $  41,382

 Depreciation of real estate           4,001            3,928

  Write off due to casualty             (128)              --


Balance at end of year             $  49,183        $  45,310


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $101,206,000 and $98,778,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $70,453,000 and $66,367,000.




NOTE D - TAXABLE LOSS

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income:

                                                   1998          1997
                                               (in thousands, except unit data)

Net income as reported                           $   196      $      406
 Excess of accelerated depreciation for
   income tax purposes                              (213)            (94)
 Deferred revenue _ laundry income                    35             530
 Investment in properties                            196              --
 Other                                               (16)            (30)

Federal taxable income                           $   198      $      812

Federal taxable income per limited
 partnership unit                                $   291      $    1,189

NOTE E - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership and an annual asset management fee of $100,000 and annual administration fee of $10,000.



The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                  1998        1997
                                                   (in thousands)
Property management fees (included in
  Operating expenses)                             $721        $828
Reimbursement for services of affiliates
 (included in operating, general and
 administrative expenses, and investment           277         218
  properties)

Included in investment property on the Balance Sheet at December 31, 1998 is approximately $10,000 in construction oversight reimbursements. No such costs were paid in 1997.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's properties for providing property management services. The Registrant paid to such affiliates $721,000 and $828,000 for the years ended December 31, 1998 and 1997, respectively.



An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $277,000 and $218,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE F - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:





                            Principal

                             Balance     Monthly                       Principal

                              Due At     Payment                        Balance

Property                   December 31, Including  Interest Maturity    Due At

                               1998      Interest    Rate     Date     Maturity

                               (in thousands)                       (in thousands)


Springhill Lake Apartments

1st and 2nd mortgages       $57,083        $ 566    9.30%    5/2003    $49,017


The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's interest in the Operating Partnerships, and joint and several guarantees by the Operating Partnerships which, in turn, are secured by an indemnity first mortgage on the Operating Partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

                              1999      $ 1,550
                              2000        1,700
                              2001        1,865
                              2002        2,046
                              2003       49,922


                                        $57,083

NOTE G - OPERATING LEASES

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August
31, 2007. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 1998 are as follows (in thousands):

                             1999           71
                             2000           65
                             2001           65
                             2002           54
                             2003           37
                             Thereafter     57
                                           $349



NOTE H _ CASUALTY GAIN

A casualty gain of approximately $126,000 was recognized at December 31, 1998 as a result of three separate fires at Springhill Lake which occurred late in 1997. As a result of these incidents, one building was extensively damaged and two apartment units were completely destroyed. The estimated costs to be incurred to rebuild the destroyed units approximates the estimated insurance proceeds expected to be received.

NOTE I _ LEGAL PROCEEDINGS

Theodore N. Lerner v Apollo Real Estate Advisors, L.P., et al., (Civil Action No. L98-13318, Circuit Court for Prince George's County, Maryland). In June 1998, the sole limited partner in each of First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth and Ninth Springhill Lake Limited Partnerships and Springhill Commercial Limited Partnership (collectively the "Operating Partnerships") commenced an action claiming that the Partnership, present and former affiliates of the General Partner and others breached certain contractual and fiduciary duties allegedly owed to the claimant with respect to the transactions described in Note E - Related Party Transactions. The plaintiff sought damages and injunctive relief prohibiting the proposed transfer of Class B Common Stock from Insignia to AIMCO. On or about September 17, 1998, the court denied the plaintiff's Motion for Preliminary Injunction. On or about October 15, 1998, the plaintiff voluntarily dismissed the action without prejudice present to a Notice of Voluntary Dismissal.



Three Winthrop Properties, Inc. v. Lerner Corp. (Case No. 129192-V, filed in the Circuit Court for Montgomery County, Maryland on November 18, 1994). Three Winthrop, in its capacity as the Managing General Partner of the sole general partner of the Registrant, filed this action seeking, in Count I, a declaratory judgment that: (i) Three Winthrop was entitled to terminate the Lerner Agreement effective as of January 31, 1995 so long as notice has been given 90 days prior to that date; (ii) Three Winthrop gave Lerner Corporation proper notice to terminate on October 17, 1994; and (iii) that the Lerner Agreement terminated on January 31, 1995. In Count II, Three Winthrop sought monetary damages as the result of Lerner Corporation's failure to cease acting as property management agent for the project. Three Winthrop filed a summary judgment motion on Count I, which Lerner Corporation opposed, and, on February 14, 1995, the Circuit Court for Montgomery County, Maryland granted summary judgment in Three Winthrop's favor on Count I. Lerner Corporation filed a notice of appeal from this order, as discussed in the immediately following paragraph. In November 1997, the Court granted Three Winthrop's motion for summary judgment with respect to Count II, which was stayed during the pendency of the defendant's appeal, and entered judgment in favor of Three Winthrop for approximately $226,000. In January 1998, the Court also awarded Three Winthrop approximately $80,000 in attorney's fees and costs. Lerner Corporation appealed the judgment in March 1998. On February 1, 1999, the judgement was affirmed.


Moton v. Springhill Lake Apartments, Springhill Lake Associates Limited Partnership and/or Lerner Corporation (various claims pending before the Prince George's County Human Relations Commission). The Complaintant, a former employee at the Project, filed a number of claims with the Prince George's County Human Relations Commission arising from his demotion. The claims allege that the Complaintant was demoted because of his race (African American) and because of prior discrimination claims made by the Complaintant. Further, the Complaintant alleges that property management made racially derogatory remarks. The Registrant alleges that Mr. Moton's demotion was due to his work performance and the elimination of his position. Decisions on Mr. Moton's claims are currently pending from the Prince George's County Human Relations Commission.This matter was settled and dismissed in February 1999. The Partnership did not incur any material costs in connection with this settlement.

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. In his charge, Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Project does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. On December 26, 1996, the Registrant filed its position statement in this matter. No decision has yet been rendered.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective October 27, 1998, the Registrant dismissed its prior Independent Auditors, Reznick Fedder & Silverman ("Reznick") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. Reznick's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through October 27, 1998, there were no disagreements between the Registrant and Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective October 27, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through October 27, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the General Partners of the Registrant. Three Winthrop is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. ("FWC"), the sole shareholder of Three Winthrop. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. On October 1, 1998, Insignia was merged into AIMCO (See "Item 1 _ Transfer of Control"). Pursuant to the terms of Three Winthrop's by-laws, AIMCO has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

As of December 31, 1998, the names of the directors and executive officers of Three Winthrop and the position held by each of them, are as follows:


         Name           Age                    Position

Michael L. Ashner        46   Chief Executive Officer and Director

Patrick J. Foye          41   Vice President _ Residential and Director



Timothy R. Garrick       42   Vice President _ Residential Accounting

Peter Braverman          47   Executive Vice President and Director

Michael L. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

Patrick J. Foye has been Vice President-Residential of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.



Timothy R. Garrick has served as Vice President-Residential Accounting of the Managing General Partner and AIMCO since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting for Insignia Financial Group. From 1987 to 1990, Mr. Garrick served as Investment Advisor for U.S. Shelter Corporation. From 1984 to 1987, Mr. Garrick served as Partnership Investment Analyst for U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina in 1979 and is a Certified Public Accountant.

Peter Braverman has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

ITEM 10.  EXECUTIVE COMPENSATION

The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

                                     Number
            Entity                  of Units          Percentage

Insignia Financial Group, LP
  (an affiliate of AIMCO)            241.15             37.157%

The principal office of Insignia Financial Group, L.P. is 55 Beattie Place, Greenville, South Carolina 29601.



On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired the right to control of the Managing General Partner. AIMCO and its affiliates currently own 37.157% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

As a result of its ownership of 241.15 limited partnership units, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

No other person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding partnership interests in the Registrant as of the date hereof.

     (b)  Security Ownership of Management

No executive officer, director or general partner of Three Winthrop or Linnaeus-Lexington or WFA own any units of the Registrant, or has the right to acquire beneficial ownership of additional Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership and an annual asset management fee of $100,000 and annual administration fee of $10,000.



The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                  1998        1997
                                                   (in thousands)
Property management fees (included in
  Operating expenses)                             $721        $828
Reimbursement for services of affiliates
 (included in operating, general and
 administrative expenses, and investment           277         218
  properties)

Included in investment property on the Balance Sheet at December 31, 1998 is approximately $10,000 in construction oversight reimbursements. No such costs were paid in 1997.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's properties for providing property management services. The Registrant paid to such affiliates $721,000 and $828,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $277,000 and $218,000 for the years ended December 31, 1998 and 1997, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.


(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     Current Report on Form 8-K dated on October 1, 1998 filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

     Current Report on Form 8-K filed on October 27, 1998, disclosing the dismissal of Reznick Fedder & Silverman as the registrant's Independent accountant.

     Current Report on Form 8-K filed November 19, 1998 disclosing the engagement of KPMG Peat Marwick LLP as the registrant's Independent accountant.



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

                             SPRINGHILL LAKE INVESTORS LIMITED
                             PARTNERSHIP

                             By: THREE WINTHROP PROPERTIES, INC.
                                 Managing General Partner

                            By: /s/ Patrick J. Foye
                                Patrick J. Foye
                                Vice President - Residential

                            By: /s/ Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President _ Residential Accounting

                            Date:   March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                        Date


/s/ Peter Braverman     Executive Vice President    March 31, 1999


Peter Braverman         and Director                March 31, 1999


/s/ Patrick Foye        Vice President-             March 31, 1999
Patrick J. Foye         Residential and Director


/s/ Timothy R. Garrick  Vice President _ Residential Accounting
Timothy R. Garrick      and Director                March 31, 1999


                               Index to Exhibits

Exhibit No.    Document

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

   (i) Second Guaranty and Indemnity Agreement of Property Owners dated as of April 30, 1994 between the Operating Partnerships and Marvin M. Franklin, Mark P. Snyderman and J. Grant Monahon, as Trustees of AEW #207 Trust(2)
_______________

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated April 30, 1986, as thereafter amended.

(2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.