Form 10QSB
period 1999-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1999-05-17
CIK 763399

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                   For the transition period from          to


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
                                  (Unaudited)

                                 March 31, 1999





Assets
 Cash and cash equivalents                                      $  3,305
 Receivables and deposits                                          1,791
 Restricted escrows                                                3,231
 Other assets                                                      1,132
 Investment Properties:
     Land                                           $  5,833
     Buildings and related personal property          96,690
                                                     102,523
     Less accumulated depreciation                   (50,179)     52,344

                                                                $ 61,803

Liabilities and Partners' (Deficit) Capital
Liabilities
 Accounts payable                                               $  1,079
 Tenant security deposit liabilities                                 408
 Other liabilities                                                 1,188
 Mortgage notes payable                                           56,709
Minority interest                                                  3,182

Partners' (Deficit) Capital
 General partners                                   $ (2,898)
 Investor limited partners
    (649 units issued and outstanding)                 2,135        (763)

                                                                $ 61,803

          See Accompanying Notes to Consolidated Financial Statements

b)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                                            Three Months
                                                           Ended March 31,
                                                           1999       1998
Revenues:
  Rental income                                         $  6,083   $  6,063
  Other income                                               354        173
  Casualty gain                                               --        168
    Total revenues                                         6,437      6,404

Expenses:
  Operating                                                2,621      2,687
  General and administrative                                 106         91
  Depreciation                                               996        963
  Interest                                                 1,356      1,387
  Property taxes                                             561        592
  Bad debt expense                                           277        401
    Total expenses                                         5,917      6,121

Income before minority interest                              520        283

Minority interest in net earnings of
  operating partnerships                                    (122)      (132)

      Net income                                        $    398   $    151
Net income allocated to general partners (5%)           $     20   $      8
Net income allocated to investor limited partners (95%)      378        143

                                                        $    398   $    151

Net income per limited partnership unit                 $    582   $    220

          See Accompanying Notes to Consolidated Financial Statements

c)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)





                                   Limited             Investor
                                 Partnership  General   Limited
                                    Units    Partners  Partners    Total

Original capital contributions      649      $    --    $40,563  $40,563

Partners' (deficit) capital at
 December 31, 1998                  649      $(2,918)   $ 1,757  $(1,161)

Net income for the three months
 ended March 31, 1999                --           20        378      398

Partners' (deficit) capital at
 March 31, 1999                     649      $(2,898)   $ 2,135  $  (763)

          See Accompanying Notes to Consolidated Financial Statements

d)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Three Months Ended

                                                             March 31,

                                                           1999      1998

Cash flows from operating activities:

Net income                                              $   398   $   151

Adjustments to reconcile net income

to net cash provided by operating activities:

Minority interest in net earnings of operating

 partnerships                                               122       132

Depreciation                                                996       963

  Amortization                                               31        31

 Bad debt expense                                           277       401

 Casualty gain                                               --      (168)

Change in accounts:

Receivables and deposits                                   (696)       23

Other assets                                                322       354

Accounts payable                                           (658)     (602)

Tenant security deposit liabilities                           2        (7)

Other liabilities                                           (40)       97

    Due to affiliates                                        --      (112)


Net cash provided by operating activities                   754     1,263


Cash flows from investing activities:

Property improvements and replacements                     (692)     (258)

Net withdrawals from (deposits to) restricted escrows       289      (276)

Net insurance proceeds from casualty gain                    --       190


Net cash used in investing activities                      (403)     (344)


Cash flows used in financing activities:

Payments on mortgage note payable                          (374)     (340)


Net (decrease) increase in cash and cash equivalents        (23)      579


Cash and cash equivalents at beginning of period          3,328     2,386


Cash and cash equivalents at end of period              $ 3,305   $ 2,965


Supplemental disclosure of cash flow information:

Cash paid for interest                                  $ 1,332   $ 1,358

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

          See Accompanying Notes to Consolidated Financial Statements


e)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and the its 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired the rights granted to Insignia in the October 28, 1997 transaction. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership and an annual asset management fee of $100,000 and an annual administration fee of $10,000.

The following transactions with affiliates of the Managing General Partner were charged to expense for the three months ended March 31, 1999 and 1998:


                                                      For the Three Months
                                                             Ended

                                                           March 31,

                                                        1999        1998

                                                         (in thousands)

Property management fees (included in operating

  expenses)                                            $ 183       $ 182

Reimbursement for services of affiliates (included
  in general and administrative and
   operating expenses)(1)                                 64          73


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's properties for providing
property management services.   The Registrant paid to such affiliates
approximately $183,000 and $182,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $64,000 and $73,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of an apartment complex located in Greenbelt, Maryland. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of operating partnerships that offer similar products and services and are managed as one entity.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999
                                        Residential   Other    Totals
Rental income                            $    6,083  $   --   $ 6,083
Other income                                    335      19       354
Interest expense                              1,356      --     1,356
Depreciation                                    996      --       996
General and administrative expense               --     106       106
Minority interest in net earnings of
 operating partnerships                          --    (122)     (122)
Segment income (loss)                           607    (209)      398
Total assets                                 60,059    1,744   61,803
Capital expenditures                            692      --       692

                 1998
                                        Residential   Other    Totals
Rental income                            $    6,063  $   --   $ 6,063
Other income                                    173      --       173
Casualty gain                                   168      --       168
Interest expense                              1,387      --     1,387
Depreciation                                    963      --       963
General and administrative expense               --      91        91
Minority interest in net earnings of
 operating partnerships                          --    (132)     (132)
Segment income (loss)                           374    (223)      151
Total assets                                 59,812   2,373    62,185
Capital expenditures                            503      --       503


NOTE E - LEGAL PROCEEDINGS

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

In November 1997, the Court granted Three Winthrop's motion for summary judgment with respect to Count II, which was stayed during the pendency of the defendant's appeal, and entered judgment in favor of Three Winthrop for approximately $226,000. In January 1998, the Court also awarded Three Winthrop approximately $80,000 in attorney's fees and costs. Lerner Corporation appealed the judgment in March 1998. On February 1, 1999, the judgement was affirmed. In May 1999, the Partnership agreed to receive a reduced amount from Lerner and this matter was dismissed.

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

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. In his charge, Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. On December 26, 1996, the Registrant filed its position statement in this matter. No decision has yet been rendered.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Operating Partnership's investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the three months ended March 31, 1999 and 1998:

                                              Average Occupancy
                                             1999            1998

Springhill Lake Apartments                   91%             93%
  Greenbelt, Maryland

Results from Operations

The Registrant's net income for the three months ended March 31, 1999, was approximately $398,000 as compared to approximately $151,000 for the same period in 1998. Income before minority interest for the three months ended March 31, 1999 was approximately $520,000 as compared to approximately $283,000 for the same period in 1998. The increase in income before minority interest is the result of an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily attributable to an increase in other income which more than offset a casualty gain recognized at March 31, 1998. Other income increased due to increases in laundry income, lease cancellation fees, deposit forfeits, application fees and late charges. In addition, rental income increased slightly due to an increase in average annual rental rates which more than offset a slight decrease in occupancy. Offsetting the increase in total revenues was a decrease in casualty gain. A casualty gain of approximately $168,000 was recognized at March 31, 1998 as a result of three separate fires at Springhill Lake Apartments, which occurred late in 1997.

Total expenses decreased primarily due to decreases in bad debt, operating, interest and property tax expenses which was partially offset by an increase in depreciation and general and administration expense. Bad debt expense decreased as a result of improved collections at the property. The decrease in operating expense is primarily attributable to a decrease in utilities as well as insurance expense due to a change in insurance carriers. Interest expense decreased due to scheduled principal payments which reduced the carrying balance of the debt encumbering the property. Property taxes decreased due to the timing of receipt of property tax bills for 1999 and 1998 which affected the accruals as of March 31, 1999 and 1998. Depreciation expense increased due to the completion of capital improvements at the property.

General and administrative expense increased slightly. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $3,305,000 as compared to approximately $2,965,000 at March 31, 1998. Cash and cash equivalents decreased approximately $23,000 for the three months ended March 31, 1999, from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $403,000 of cash used in investing activities and approximately $374,000 of cash used in financing activities, which was partially offset by approximately $754,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's property. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Registrant's property is detailed below.

Springhill Lake: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Springhill Lake requires approximately $15,000,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $14,672,000 for 1999 consisting of interior and exterior building improvements. As of March 31, 1999 the Partnership has spent approximately $692,000 on capital improvements consisting primarily of a roofing project, sewer upgrades, flooring replacement, appliance purchases and other building improvements. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $56,709,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the three months ended March 31, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or sale of the property. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company ("AIMCO"), a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 37.157% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.


The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

In November 1997, the Court granted Three Winthrop's motion for summary judgment with respect to Count II, which was stayed during the pendency of the defendant's appeal, and entered judgment in favor of Three Winthrop for approximately $226,000. In January 1998, the Court also awarded Three Winthrop approximately $80,000 in attorney's fees and costs. Lerner Corporation appealed the judgment in March 1998. On February 1, 1999, the judgement was affirmed.
In May 1999, the Partnership agreed to receive a reduced amount from Lerner and this matter was dismissed.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b) Reports on Form 8-K: None filed during the three months ended March 31, 1999.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                              By:  THREE WINTHROP PROPERTIES, INC.
                                   Managing General Partner



                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Vice President - Residential



                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 14, 1999