Form 10QSB
period 1999-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1999-08-10
CIK 763399

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

                  For the quarterly period ended June 30, 1999

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
                                  (Unaudited)

                                 June 30, 1999




Assets
 Cash and cash equivalents                                            $  4,132
 Receivables and deposits (net of $284 allowance
    for doubtful accounts)                                               2,337
 Restricted escrows                                                      2,793
 Other assets                                                              717
 Investment properties:
     Land                                                 $  5,833
     Buildings and related personal property                97,313
                                                           103,146
     Less accumulated depreciation                         (51,175)     51,971

                                                                      $ 61,950
Liabilities and Partners' (Deficit) Capital
Liabilities
 Accounts payable                                                     $    595
 Tenant security deposit liabilities                                       468
 Other liabilities                                                       1,122
 Due to affiliates                                                          92
 Mortgage notes payable                                                 56,323
Minority interest                                                        3,410
Partners' (Deficit) Capital
 General partners                                         $ (2,863)
 Investor limited partners
    (649 units issued and outstanding)                       2,803         (60)

                                                                      $ 61,950

          See Accompanying Notes to Consolidated Financial Statements

b)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                   Three Months Ended    Six Months Ended

                                        June 30,             June 30,

                                     1999      1998       1999       1998

Revenues:

 Rental income                     $ 6,355    $ 5,986   $12,438    $12,049

 Other income                          554        314       908        487

 Casualty gain                          --          2        --        170

    Total revenues                   6,909      6,302    13,346     12,706

Expenses:

 Operating                           2,797      2,719     5,514      5,502

 General and administrative            233        121       339        212

 Depreciation                          996        982     1,992      1,945

 Interest                            1,343      1,378     2,699      2,765

 Property taxes                        418        587       883      1,083

 Bad debt expense                      191         96       468        497

    Total expenses                   5,978      5,883    11,895     12,004

Income before minority interest        931        419     1,451        702

Minority interest in net earnings

 of operating partnerships            (228)       (18)     (350)      (150)

Net income                         $   703    $   401   $ 1,101    $   552

Net income allocated to

 general partner (5%)              $    35    $    20   $    55    $    28

Net income allocated to investor

 limited partners (95%)                668        381     1,046        524

                                   $   703    $   401   $ 1,101    $   552
Net income per limited

 partnership unit                  $ 1,030    $   587   $ 1,612    $   807


          See Accompanying Notes to Consolidated Financial Statements

c)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)


                                     Limited               Investor
                                   Partnership   General    Limited
                                      Units     Partners   Partners     Total

Original capital contributions        649       $    --    $40,563    $40,563

Partners' (deficit) capital at
 December 31, 1998                    649       $(2,918)   $ 1,757    $(1,161)

Net income for the six months
 ended June 30, 1999                   --            55      1,046      1,101

Partners' (deficit) capital at
 June 30, 1999                        649       $(2,863)   $ 2,803    $   (60)

          See Accompanying Notes to Consolidated Financial Statements

d)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                        Six Months Ended

                                                            June 30,

                                                          1999     1998

Cash flows from operating activities:

  Net income                                           $ 1,101  $   552

  Adjustments to reconcile net income

    to net cash provided by operating activities:

  Minority interest in net earnings of operating

    partnerships                                           350      150

  Depreciation                                           1,992    1,945

  Amortization of loan costs                                62       62

  Bad debt expense                                         468      497

  Casualty gain                                             --     (170)

Change in accounts:

  Receivables and deposits                              (1,433)    (432)

    Other assets                                           706      820

    Accounts payable                                    (1,142)    (307)

    Tenant security deposit liabilities                     62       (8)

    Other liabilities                                     (106)     (48)

    Due to affiliates                                       92     (112)

        Net cash provided by operating activities        2,152    2,949

Cash flows from investing activities:

    Property improvements and replacements              (1,315)  (1,116)

    Net receipts from (deposits to) restricted escrows     727     (418)

    Net insurance proceeds from casualty gain               --      192

        Net cash used in investing activities             (588)  (1,342)

Cash flows used in financing activities:

    Payments on mortgage note payable                     (760)    (691)

Net increase in cash and cash equivalents                  804      916

Cash and cash equivalents at beginning of period         3,328    2,386

Cash and cash equivalents at end of period             $ 4,132  $ 3,302

Supplemental disclosure of cash flow information:

Cash paid for interest                                 $ 2,637  $ 2,705

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

          See Accompanying Notes to Consolidated Financial Statements

e)
                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the six months ended June 30, 1999 and 1998:


                                                             1999         1998

                                                              (in thousands)

Property management fees (included in operating

  expenses)                                               $ 374          $ 368

Reimbursement for services of affiliates (included

  in general and administrative and operating expenses)     211            143

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's properties for providing property
management services.   The Registrant paid to such affiliates approximately
$374,000 and $368,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $211,000 and $143,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses is approximately $6,000 in reimbursements for construction oversight costs for the six months ended June 30, 1998. No such costs were paid for the six months ended June 30, 1999.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 188.96 (29.12% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $20,936 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 70.50 units. As a result, AIMCO and its affiliates currently own 311.65 units of limited partnership interest in the Partnership representing 48.02% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   1999
                                            Residential   Other    Totals
Rental income                                $   12,438   $   --   $12,438


Other income                                        568      340       908
Interest expense                                  2,699       --     2,699
Depreciation                                      1,992       --     1,992
General and administrative expense                   --      339       339
Minority interest in net earnings of
 operating partnerships                              --      350       350
Segment income (loss)                             1,450     (349)    1,101
Total assets                                     60,011    1,939    61,950
Capital expenditures                              1,315       --     1,315


                   1998
                                            Residential   Other    Totals
Rental income                                $   12,049   $   --   $12,049
Other income                                        464       23       487
Casualty gain                                       170       --       170
Interest expense                                  2,765       --     2,765
Depreciation                                      1,945       --     1,945
General and administrative expense                   --      212       212
Minority interest in net earnings of
 operating partnerships                              --      150       150
Segment income (loss)                               891     (339)      552
Total assets                                     59,721    2,609    62,330
Capital expenditures                              1,116       --     1,116

NOTE E - LEGAL PROCEEDINGS

Three Winthrop Properties, Inc. v. Lerner Corp. (Case No. 129192-V, filed in the Circuit Court for Montgomery County, Maryland on November 18, 1994). Three Winthrop, in its capacity as the Managing General Partner of the sole general partner of the Registrant, filed this action seeking, in Count I, a declaratory judgment that: (i) Three Winthrop was entitled to terminate the Lerner Agreement effective as of January 31, 1995 so long as notice has been given 90 days prior to that date; (ii) Three Winthrop gave Lerner Corporation proper notice to terminate on October 17, 1994; and (iii) that the Lerner Agreement terminated on January 31, 1995. In Count II, Three Winthrop sought monetary damages as the result of Lerner Corporation's failure to cease acting as property management agent for the project. Three Winthrop filed a summary judgment motion on Count I, which Lerner Corporation opposed, and, on February 14, 1995, the Circuit Court for Montgomery County, Maryland granted summary judgment in Three Winthrop's favor on Count I. Lerner Corporation filed a notice of appeal from this order.

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

The Operating Partnership's investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the six months ended June 30, 1999 and 1998:

                                                    Average Occupancy
                                                   1999            1998

Springhill Lake Apartments                          92%             92%
  Greenbelt, Maryland

Results from Operations

The Registrant's net income for the six months ended June 30, 1999, was approximately $1,101,000 as compared to approximately $552,000 for the same period in 1998. The Registrant's net income for the three months ended June 30, 1999, was approximately $703,000 as compared to $401,000 for the same period in 1998. Income before minority interest for the six months ended June 30, 1999 was approximately $1,451,000 as compared to approximately $702,000 for the same period in 1998. Income before minority interest for the three months ended June 30, 1999 was approximately $931,000 as compared to approximately $419,000 for
the same period in 1998.    The increase in income before minority interest is
primarily the result of an increase in total revenues for the three and six months ended June 30, 1999 with a slight decrease in total expenses for the six months ended June 30, 1999. The increase in total revenues is attributable to an increase in rental and other income that more than offset a casualty gain that was recognized at June 30, 1998. Rental income increased due to an increase in average annual rental rates which was partially offset by an increase in concessions offered to tenants. Other income increased due primarily to the receipt of a court granted motion for summary judgment and attorney fees and costs in favor of the Registrant (see "Note E"). In addition, other income increased due to increases in laundry income, lease cancellation fees, application fees and late charges. Offsetting the increase in total revenues was a decrease in casualty gain. A casualty gain of approximately $170,000 was recognized at June 30, 1998 as a result of three separate fires at Springhill Lake Apartments, which occurred late in 1997.

Total expenses decreased for the six months ended June 30, 1999 primarily due to a decrease in property tax, interest and bad debt expenses. Property tax expense decreased primarily due to the payment, during the six months ended June 30, 1998, of two property tax bills from a prior year that were previously in dispute. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the property. Bad debt expense decreased as a result of improved collections at the property.
Partially offsetting the decrease in total expenses were increases in operating, general and administrative and depreciation expense. Operating expense increased primarily due to increases in interior painting and referral fees, which is partially offset by a decrease in utilities, sewer repairs, and insurance expense. Insurance expense decreased due to a change in insurance carriers. General and administrative expense increased due to increases in general partner reimbursements, legal and auditing expense. Depreciation expense increased due to the completion of capital improvements at the property. Included in general and administrative expense for each of the six months ended June 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $4,132,000 as compared to approximately $3,302,000 at June 30, 1998. Cash and cash equivalents increased approximately $804,000 for the six months ended June 30, 1999, from the Partnership's fiscal year end. The increase in cash and cash equivalents is due to approximately $2,152,000 of net cash provided by operating activities, which was partially offset by approximately $760,000 of cash used in financing activities and approximately $588,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's property. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Registrant's property is detailed below.

Springhill Lake: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Springhill Lake requires approximately $15,000,000 of capital improvements over the next few years. The Partnership has budgeted capital improvements of approximately $14,672,000 for 1999 which include certain of the required improvements and consist of interior and exterior building improvements. As of June 30, 1999, the Partnership has spent approximately $1,315,000 on capital improvements consisting primarily of a roofing project, swimming pool and air conditioning repairs, sewer upgrades, flooring replacement, office equipment, drapery, appliance purchases other building improvements. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $56,323,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the six months ended June 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or sale of the property. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 188.96 (29.12% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $20,936 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 70.50 units. As a result, AIMCO and its affiliates currently own 311.65 units of limited partnership interest in the Partnership representing 48.02% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Three Winthrop Properties, Inc. v. Lerner Corp. (Case No. 129192-V, filed in the Circuit Court for Montgomery County, Maryland on November 18, 1994). Three Winthrop, in its capacity as the Managing General Partner of the sole general partner of the Registrant, filed this action seeking, in Count I, a declaratory judgment that: (i) Three Winthrop was entitled to terminate the Lerner Agreement effective as of January 31, 1995 so long as notice has been given 90 days prior to that date; (ii) Three Winthrop gave Lerner Corporation proper notice to terminate on October 17, 1994; and (iii) that the Lerner Agreement terminated on January 31, 1995. In Count II, Three Winthrop sought monetary damages as the result of Lerner Corporation's failure to cease acting as property management agent for the project. Three Winthrop filed a summary judgment motion on Count I, which Lerner Corporation opposed, and, on February 14, 1995, the Circuit Court for Montgomery County, Maryland granted summary judgment in Three Winthrop's favor on Count I. Lerner Corporation filed a notice of appeal from this order.

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

(b)  Reports on Form 8-K:  None filed during the quarter ended June 30, 1999.



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


     SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                              By:  THREE WINTHROP PROPERTIES, INC.
                                   Managing General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Vice President - Residential



                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President - Finance and
                                   Administration


                              Date: