Form 10QSB
period 1999-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 1999-11-15
CIK 763399

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                             $  3,848
Receivables and deposits (net of $274 allowance for
  doubtful accounts)                                                     2,751
Restricted escrows                                                       3,047
Other assets                                                               657
Investment properties:
Land                                                       $  5,833
Buildings and related personal property                      99,435
                                                            105,268
Less accumulated depreciation                               (52,432)    52,836
                                                                      $ 63,139
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                      $  1,674
Tenant security deposit liabilities                                        509
Accrued property taxes                                                     465
Other liabilities                                                        1,064
Mortgage notes payable                                                  55,928

Minority interest                                                        3,552

Partners' (Deficit) Capital
General partners                                          $ (2,863)
Investor limited partners (649 units issued and
outstanding)                                                 2,810         (53)

                                                                      $ 63,139


          See Accompanying Notes to Consolidated Financial Statements


b)

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                     1999       1998         1999        1998
Revenues:
Rental income                       $6,322     $5,882      $18,760     $17,931
Other income                           219        268        1,127         755
Casualty (loss) gain                    --        (32)          --         138
Total revenues                       6,541      6,118       19,887      18,824

Expenses:
Operating                            2,834      2,737        8,348       8,239
General and administrative             143         81          482         293
Depreciation                         1,257        984        3,249       2,929
Interest                             1,335      1,369        4,034       4,134
Property taxes                         465        446        1,348       1,529
Bad debt expense                       358        230          826         727
Total expenses                       6,392      5,847       18,287      17,851

Income before minority interest        149        271        1,600         973

Minority interest in net earnings
of operating partnerships             (142)       (64)        (492)       (214)

Net income                          $    7     $  207       $1,108      $  759

Net income allocated to
general partners (5%)               $   --     $   10       $   55      $   38
Net income allocated to investor
limited partners (95%)                   7        197        1,053         721

                                    $    7     $  207       $1,108      $  759
Net income per limited
partnership unit                    $   10     $  304       $1,622      $1,111


          See Accompanying Notes to Consolidated Financial Statements


c)

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited              Investor
                                  Partnership  General    Limited
                                     Units     Partners  Partners    Total

Original capital contributions        649      $    --     $40,563  $40,563

Partners' (deficit) capital at
December 31, 1998                     649       $(2,918)   $ 1,757  $(1,161)

Net income for the nine months
ended September 30, 1999               --           55       1,053    1,108

Partners' (deficit) capital at
September 30, 1999                    649      $(2,863)    $ 2,810  $   (53)

          See Accompanying Notes to Consolidated Financial Statements


d)

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income                                               $ 1,108     $   759
Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interest in net earnings of operating
   partnerships                                              492         214
Depreciation                                               3,249       2,929
Amortization of loan costs                                    93          93
Bad debt expense                                             826         727
Casualty gain                                                 --        (138)
Change in accounts:
Receivables and deposits                                  (2,205)     (1,107)
Other assets                                                 735         816
Accounts payable                                             (63)       (450)
Tenant security deposit liabilities                          103          (4)
Accrued property taxes                                       465         446
Other liabilities                                           (164)       (411)
Due to affiliates                                             --        (112)
Net cash provided by operating activities                  4,639       3,762

Cash flows from investing activities:
Property improvements and replacements                    (3,437)     (1,754)
Net receipts from (deposits to) restricted escrows           473        (703)
Net insurance proceeds from casualty gain                     --         160

Net cash used in investing activities                     (2,964)     (2,297)

Cash flows used in financing activities:
Payments on mortgage notes payable                        (1,155)     (1,047)

Net increase in cash and cash equivalents                    520         418

Cash and cash equivalents at beginning of period           3,328       2,386

Cash and cash equivalents at end of period               $ 3,848     $ 2,804

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $ 3,941     $ 4,048


Supplemental disclosure of non-cash activity:

At September 30, 1998, in connection with a fire at Springhill Lake Apartments, accounts receivable, accounts payable, and property improvements were adjusted by approximately $58,000, $23,000, and $29,000, respectively, for non-cash activity.



          See Accompanying Notes to Consolidated Financial Statements


e)

                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in Springhill Lake Limited Partnerships I though IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired the rights granted to Insignia in the October 28, 1997 transaction. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership, an annual asset management fee of $100,000 and an annual administration fee of $10,000.

The following transactions with affiliates of the Managing General Partner were charged to expense for the nine months ended September 30, 1999 and 1998:

                                                     1999             1998
                                                        (in thousands)
Property management fees (included in
operating expenses)                                 $ 562             $ 551
Reimbursement for services of affiliates
(included in general and administrative
and operating expenses and investment
properties)                                           368               202

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $562,000 and $551,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $368,000 and $202,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $35,000 and $10,000 in reimbursements for construction oversight costs for the nine months ended September 30, 1999 and 1998, respectively.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 188.96 (approximately 29.12% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $20,936 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 70.50 units. As a result, AIMCO and its affiliates currently own 312.15 units of limited partnership interest in the Partnership representing approximately 48.10% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D _ SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:


The Partnership has one reportable segment: residential properties, consisting of an apartment complex located in Greenbelt Maryland. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals

Rental income                           $18,760       $    --     $18,760
Other income                                778           349       1,127
Interest expense                          4,034            --       4,034
Depreciation                              3,249            --       3,249
General and administrative expense           --           482         482
Minority interest in net earnings
  of operating partnerships                  --           492         492
Segment income (loss)                     1,733          (625)      1,108
Total assets                             61,423         1,716      63,139
Capital expenditures                      3,437            --       3,437

                1998                  Residential      Other       Totals

Rental income                           $17,931       $    --     $17,931
Other income                                716            39         755
Casualty gain                               138            --         138
Interest expense                          4,134            --       4,134
Depreciation                              2,929            --       2,929
General and administrative expense            --          293         293
Minority interest in net earnings
  of operating partnerships                  --           214         214
Segment income (loss)                     1,227          (468)        759
Total assets                             60,297         1,748      62,045
Capital expenditures                      1,754            --       1,754

NOTE E - LEGAL PROCEEDINGS

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. In his charge, the Complainant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. On December 26, 1996, the Registrant filed its position statement in this matter. No decision has yet been rendered.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1999 and 1998:

                                                    Average
                                                   Occupancy
                                               1999          1998

Springhill Lake Apartments
 Greenbelt, Maryland                           92%           91%

Results of Operations


The Registrant's net income for the nine months ended September 30, 1999 was approximately $1,108,000 as compared to approximately $759,000 for the corresponding period in 1998. The Registrant's net income for the three months ended September 30, 1999 was approximately $7,000 as compared to approximately $207,000 for the same period in 1998. Income before minority interest for the nine months ended September 30, 1999 was approximately $1,600,000 as compared to approximately $973,000 for the corresponding period in 1998. Income before minority interest for the three months ended September 30, 1999 was approximately $149,000 as compared to approximately $271,000 for the corresponding period in 1998. The increase in income before minority interest for the nine months ended September 30, 1999 is primarily the result of an increase in total revenues which is partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental and other income which more than offset a casualty gain that was recorded during the nine months ended September 30, 1998. Rental income increased due to an increase in average annual rental rates and a slight increase in occupancy at the property, which was partially offset by an increase in concessions offered to tenants. Other income increased primarily due to the receipt of a court granted motion for summary judgment and attorney fees and costs in favor of the Registrant in connection with a legal dispute which was disclosed in the prior quarter. In addition, other income increased due to increases in late charges. Offsetting the increase in total revenues was a decrease in casualty gain. A casualty gain of approximately $138,000 was recognized at September 30, 1998 as a result of three separate fires at Springhill Lake Apartments which occurred late in 1997.

Total expenses increased primarily due to an increase in operating, general and administrative, bad debt and depreciation expenses. Operating expense increased primarily due to increases in interior painting, exterior building repairs, property legal expenses related to tenant eviction and collection, and referral fees. General and administrative expense increased due to increases in general partner reimbursements and Partnership legal expenses. Bad debt expense increased due to additional write-offs of tenant receivables and charges that were deemed to be uncollectible. Depreciation expense increased due to the completion of capital improvements and replacements at the property. Partially offsetting the increase in total expenses were decreases in property tax and interest expense. Property tax expense decreased primarily due to the payment, during the nine months ended September 30, 1998, of two property tax bills from a prior year that were previously in dispute. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the property. Included in general and administrative expense for both of the nine months ended September 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Registrant from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.


Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $3,848,000 as compared to approximately $2,804,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $520,000 for the nine months ended September 30, 1999 from the Registrant's year end is primarily due to approximately $4,639,000 of cash provided by operating activities, which was partially offset by approximately $2,964,000 of cash used in investing activities and approximately $1,155,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and was partially offset by net receipts from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's property. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for the Registrant's property is detailed below.

Springhill Lake

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Springhill Lake requires approximately $15,000,000 of capital improvements over the next few years. The Partnership has budgeted capital improvements of approximately $14,672,000 for 1999 which include certain of the required improvements and consist of interior and exterior building improvements. As of September 30, 1999, the Partnership has spent approximately $3,437,000 on capital improvements consisting primarily of a roofing project, swimming pool and air conditioning improvements, sewer upgrades, flooring replacement, office equipment, electrical upgrades, grounds lighting, drapery, appliance purchases, landscaping, plumbing and other building improvements. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $55,928,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the nine months ended September 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 188.96 (approximately 29.12% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $20,936 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 70.50 units. As a result, AIMCO and its affiliates currently own 312.15 units of limited partnership interest in the Partnership representing approximately 48.10% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. In his charge, the Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race (African American). In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. On December 26, 1996, the Registrant filed its position statement in this matter. No decision has yet been rendered.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


                                 By:    THREE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                 By:    /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President and Director


                                 By:    /s/Martha L. Long
                                        Martha L. Long
                                        Senior Vice President and
                                        Controller


                                 Date: