Form 10KSB
period 1999-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2000-03-30
CIK 763399

FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $26,159,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth and Ninth Springhill Lake Limited Partnerships and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former General Partner of the Operating Partnerships whose interest was converted to that of a Limited Partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"). See "Transfer of Control". The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

The Registrant was initially capitalized with nominal capital contributions from its General Partners. In April 1985, the Registrant completed a private offering of 649 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933 and the terms of the Confidential Memorandum dated January 16, 1985. The Registrant raised $40,562,500 in capital contributions from investors who were admitted to the Registrant as limited partners ("Limited Partners"). Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

The only business of the Registrant is investing as a general partner in the Operating Partnerships, and as such, to cause the Operating Partnerships to own and operate the Project, until such time as a sale, if any, of all or a portion of the Project appears to be advantageous to the Registrant and is permitted under the terms of the Operating Partnerships' Partnership Agreements. See "Item 2, Description of Property" for further information on the project owned by the Operating Partnerships.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. On May 1, 1995, the Registrant removed Lerner Corporation as managing agent for the Project. Since that time management services at the Project have been provided by affiliates of the Managing General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's project. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Registrant's property and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

The Partnership receives income from its interest in the Project and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the Property. The Partnership financed its investment primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the project owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the project owned by the Partnership.

The Partnership monitors the Property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operations" included in "Item 6." of this Form 10-KSB.

Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of FWC. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% of Class B stock of FWC and, accordingly, the right to elect the members of the Residential Committee. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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


                       Gross
                     Carrying     Accumulated                                 Federal
Property               Value      Depreciation      Rate        Method       Tax Basis
                           (in thousands)                                  (in thousands)

Springhill Lake       $107,987      $53,589       10-25 yrs        S/L       $30,753

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's property.

                          Principal                                          Principal
                          Balance At      Stated                              Balance
                         December 31,    Interest    Period     Maturity       Due At
Property                     1999          Rate     Amortized     Date      Maturity (2)
                       (in thousands)                                      (in thousands)

Springhill Lake           $55,402         9.30%       (1)        05/03        $49,017
1st mortgage

(1) The principal balance is being amortized over 120 months with a balloon payment due May, 2003.

(2) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy:

 Average annual rental rate and occupancy for 1999 and 1998 for the property:

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
Property                      1999            1998           1999       1998

Springhill Lake              $9,517          $9,168          90%         90%

As noted under "Item 1.  Description of Business,"  the real estate  industry is highly competitive. The Property is subject to competition from other residential complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is a predominately residential complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

 Real Estate Taxes and Rates:

 Real estate taxes and rates in 1999 for the property were:

                                         1999             1999
                                        Billing           Rate
                                    (in thousands)
Springhill Lake                         $1,783           4.57%

Capital Improvements:

Springhill Lake: The Partnership completed approximately $6,156,000 in capital expenditures at Springhill Lake as of December 31, 1999, consisting primarily of appliances, roof improvements, computers, lighting, heating, plumbing, floor covering, furniture and fixtures replacements, pool upgrades, interior decoration, major landscaping, exterior painting, and parking lot, recreational facility, and structural improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $869,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. On December 26, 1996, the Registrant filed its position statement in this matter. In his charge, the Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race. In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 357 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner own 316.65 units or 48.79% of the outstanding limited partnership units at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1999 and 1998, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the Project.

Various parties, including affiliates of the Managing General Partner made tender offers for units, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers at December 31, 1999, AIMCO and its affiliates own 316.65 limited partnership units in the Partnership representing approximately 48.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 1999 was approximately $1,056,000 as compared to net income of approximately $196,000 for the year ended December 31, 1998 (See "Item 7. Financial Statements - Note D" for a reconciliation of these amounts to the Registrant's federal taxable income). Income before minority interest for the year ended December 31, 1999 was $1,727,000 as compared to $712,000 for the year ended December 31, 1998. The increase in income before minority interest is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental and other income which more than offset a casualty gain that was recorded during the year ended December 31, 1998. Rental income increased due to an increase in average annual rental rates. Other income increased primarily due to the receipt of a court granted motion for summary judgment and attorney fees and costs in favor of the Registrant in connection with a legal dispute, as disclosed in the second quarter of 1999. In addition, other income increased due to increases in late charges. A casualty gain of approximately $126,000 was recognized at December 31, 1998 as a result of three separate fires at Springhill Lake Apartments, which occurred late in 1997.

Total expenses increased slightly due to increases in depreciation, bad debt and general and administrative expenses which were partially offset by decreases in property taxes, interest and operating expenses. Depreciation expense increased due to the completion of capital improvements and replacements at the Project. Bad debt expense increased due to additional write-offs of tenant receivables and charges that were deemed to be uncollectible. Property tax expense decreased primarily due to the payment, during 1998, of two property tax bills from a prior year that were previously in dispute. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the Project. Operating expense decreased primarily due to decreases in the property payroll and related benefit expenses.

General and administrative expense increased due to increases in general partner reimbursements and professional fees. Included in general and administrative expense for the years ended December 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Reserves

At December 31, 1999, the Registrant held cash and cash equivalents of approximately $2,343,000, compared to approximately $3,328,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $985,000 is primarily due to approximately $4,692,000 of cash used by investing activities and approximately $1,681,000 of cash used in financing activities which more than offset approximately $5,388,000 of cash provided by operating activities. Cash used by investing activities consisted of property improvements and replacements and was partially offset by net receipts from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $869,700. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $55,402,000, is amortized over 120 months with a balloon payment of approximately $49,017,000 due in May 2003. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the years ended December 31, 1999 and 1998, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2000 or subsequent periods.

Various parties, including affiliates of the Managing General Partner made tender offers for units, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers at December 31, 1999, AIMCO and its affiliates own 316.65 limited partnership units in the Partnership representing approximately 48.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

       Report of Independent Public Accountants - Arthur Andersen LLP

      Report of KPMG LLP, Independent Auditors

       Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

       Notes to Consolidated Financial Statements

                    REPORT OF Independent PUBLIC ACCOUNTANTS

To The Partners of

Springhill Lake Investors Limited Partnership

We have audited the accompanying consolidated balance sheet of Springhill Lake Investors Limited Partnership and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                         /s/Arthur Andersen, LLP


Denver, Colorado,
March 14, 2000


                           Independent Auditors Report

To The Partners

Springhill Lake Investors Limited Partnership

We have audited the accompanying consolidated statements of operations, changes in partners' (deficit) capital, and cash flows of Springhill Lake Investors Limited Partnership and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Springhill Lake Investors Limited Partnership and Subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                                     /s/KPMG LLP

Greenville, South Carolina
March 24, 1999

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                              $  2,343
   Receivables and deposits (net of $236 allowance for
     doubtful accounts)                                                      1,337
   Restricted escrows                                                        2,056
   Other assets                                                              1,479
   Investment Property:
      Land                                                  $  5,833
      Buildings and related personal property                102,154
                                                             107,987
      Less accumulated depreciation                          (53,589)       54,398

                                                                          $ 61,613

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                       $  1,403
   Tenant security deposit liabilities                                         506
   Other liabilities                                                           676
   Mortgage note payable                                                    55,402

Minority Interest                                                            3,731

Partners' (Deficit) Capital

   General partners                                         $ (2,865)
   Investor limited partners
      (649 units issued and outstanding)                       2,760          (105)
                                                                          $ 61,613

            See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                                            Years Ended December 31,
                                                               1999          1998
      Revenues:
         Rental income                                      $   24,764    $   23,881
         Other income                                            1,395           933
         Casualty gain                                              --           126
            Total revenues                                      26,159        24,940

      Expenses:
         Operating                                              11,145        11,266
         General and administrative                                605           514
         Depreciation                                            4,406         4,001
         Interest                                                5,336         5,496
         Property taxes                                          1,777         1,976
         Bad debt expense                                        1,163           975
            Total expenses                                      24,432        24,228

      Income before minority interest                            1,727           712

      Minority interest in net earnings of
        operating partnerships                                    (671)         (516)

               Net income                                   $    1,056    $      196

      Net income allocated to general partners(5%)          $       53    $       10
      Net income allocated to investor
         limited partners (95%)                                  1,003           186

               Net income                                   $    1,056    $      196

      Net income per limited partnership unit               $ 1,545.45    $   286.59


            See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)





                                                                                Total
                                       Limited                  Investor      Partners'
                                     Partnership    General     Limited       (Deficit)
                                        Units      Partners     Partners       Capital

Original capital contributions           649        $    --      $40,563      $40,563

Partners' (deficit) capital at
  December 31, 1997                      649        $(2,928)     $ 1,571      $(1,357)

Net income for the year ended
  December 31, 1998                       --             10          186          196

Partners' (deficit) capital at
  December 31, 1998                      649         (2,918)       1,757       (1,161)

Net income for the year ended
  December 31, 1999                       --             53        1,003        1,056

Partners' (deficit) capital at
  December 31, 1999                      649       $ (2,865)     $ 2,760      $  (105)


            See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                                 Years Ended December 31,
                                                                     1999         1998
  Cash flows from operating activities:
     Net income                                                 $  1,056     $    196
      Adjustments to reconcile net income
        to net cash provided by operating activities:
        Minority interest in net earnings of operating
          partnerships                                                671          516
        Depreciation                                                4,406        4,001
        Amortization                                                  124          124
        Bad debt expense                                            1,163          975
       Casualty gain                                                  --         (126)
      Change in accounts:
        Receivables and deposits                                   (1,128)        (216)
        Other assets                                                 (118)         (66)
        Accounts payable                                             (334)         838
        Tenant security deposit liabilities                           100          (10)
        Other liabilities                                            (552)        (393)
           Net cash provided by operating activities                5,388        5,839
  Cash flows from investing activities:
     Property improvements and replacements                        (6,156)      (2,686)
     Net withdrawals from (deposits to) restricted escrows          1,464         (988)
     Net insurance proceeds from casualty gain                         --          192
          Net cash used in investing activities                    (4,692)      (3,482)

 Cash flows from financing activities:

     Payments on mortgage note payable                             (1,681)      (1,415)
           Net cash used in financing activities                   (1,681)      (1,415)
  Net (decrease) increase in cash and cash equivalents               (985)         942
  Cash and cash equivalents at beginning of year                    3,328        2,386
  Cash and cash equivalents at end of year                       $  2,343     $  3,328
 Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  5,657     $  5,378


         See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

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

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 1999 and 1998 was allocated 95% to the limited partners and 5% to the general partners. Net income per limited partnership unit for each such year was computed as 95% of net income divided by 649 units outstanding.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment in Properties: Investment property consists of one apartment complex with an eight-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment property that have been permanently impaired have been written down to appraisal value. No adjustments for the impairment of value were necessary for the years ended December 31, 1999 or 1998.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $367,000 and $310,000 for the years ended December 31, 1999 and 1998, respectively were charged to operating expense as incurred.

Loan Costs: Loan costs of approximately $1,359,000, net of accumulated amortization of approximately $944,000, are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Reclassification:   Certain   reclassifications  have  been  made  to  the  1998
information to conform to the 1999 presentation.

Income Taxes: No provision for income taxes is reflected in the accompanying consolidated financial statements. Each partner is required to report on his individual tax return his allocable share of income, gains, losses, deductions and credits.

Note B - Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"). Pursuant to this transaction, the by-laws of Three Winthrop, the Managing General Partner of the Partnership and a wholly-owned subsidiary of First Winthrop Corporation, were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% of Class B stock of FWC and, accordingly, the right to elect the members of the Residential Committee. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Real Estate and Accumulated Depreciation

                                                       Initial Cost
Investment Properties                                 To Partnership

                                                                Buildings        Cost
                                                               and Related    Capitalized
                                                                Personal     Subsequent to
Description                  Encumbrances          Land         Property      Acquisition
                            (in thousands)                           (in thousands)

Springhill Lake                 $55,402           $ 5,833       $ 67,484       $ 34,670

                              Gross Amount At Which
                                    Carried
                              At December 31, 1999
                                 (in thousands)


                                 Buildings
                                   And
                                 Related


                                 Personal            Accumulated    Date     Depreciable
Description              Land    Property   Total    Depreciation Acquired   Life-Years

Springhill Lake         $5,833  $102,154  $107,987     $53,589      10/84      10-25

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are 5 - 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,

                                             1999             1998
                                                (in thousands)
Investment Properties

Balance at beginning of year              $101,831        $ 99,403
   Property improvements                     6,156           2,686
   Write off due to casualty                    --            (258)
Balance at end of year                    $107,987        $101,831
Accumulated Depreciation

Balance at beginning of year             $  49,183       $  45,310
   Depreciation of real estate               4,406           4,001
   Write off due to casualty                    --            (128)
Balance at end of year                   $  53,589       $  49,183

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is $106,447,000 and $101,206,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is $74,827,000 and $70,453,000.

Note D - Taxable Loss

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income:


                                                              1999              1998

                                                         (in thousands, except unit data)

  Net income as reported                                    $ 1,056         $   196
     Excess of accelerated depreciation for
       income tax purposes                                     (124)           (213)
     Deferred revenue - laundry income                         (161)             35
     Investment in properties                                    --             196
     Other                                                      779             (16)

  Federal taxable income                                    $ 1,550         $   198

  Federal taxable income per limited
   partnership unit                                         $ 1,142         $   291


Note E - Related Party Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership, an annual asset management fee of $100,000 and an annual administration fee of $10,000.

The following transactions with affiliates of the Managing General Partner were charged to expense for the years ended December 31, 1999 and 1998:

                                                          1999             1998
                                                             (in thousands)
     Property management fees (included in
        operating expenses)                               $ 748            $ 721
     Reimbursement for services of affiliates
        (included in general and administrative
        and investment property)                            529              277

During the years ended December 31 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Operating Partnership's property for providing property management services. The Operating Partnership's paid to such affiliates approximately $748,000 and $721,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $529,000 and $277,000 for the years ended December 31, 1999 and 1998, respectively. Included in these expenses is approximately $90,000 and $10,000 in reimbursements for construction oversight costs for the year ended December 31, 1999 and 1998, respectively. In addition the annual asset management and administration fee of $110,000 is included for both December 31, 1999 and 1998.

Various parties, including affiliates of the Managing General Partner made tender offers for units, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own
316.65 limited partnership units in the Partnership representing 48.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Mortgage Notes Payable

The principle terms of the mortgage note payable is as follows:



                               Principal
                                Balance     Monthly                            Principal
                                 Due At     Payment                             Balance
Property                       December    Including    Interest    Maturity     Due At
                               31, 1999     Interest      Rate        Date      Maturity
                                   (in thousands)                             (in thousands)

Springhill Lake Apartments
1st mortgage                    $55,402       $ 566      9.30%      5/2003       $49,017


The mortgage note payable is non-recourse and is secured by pledge of the Partnership's interest in the Operating Partnerships, and joint and several guarantees by the Operating Partnerships which, in turn, are secured by an indemnity first mortgage on the Operating Partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate. The mortgage note requires prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1999, are as follows (in thousands):

              2000       $ 1,729
              2001         1,881
              2002         2,063
              2003        49,729
                         $55,402

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through December 31, 2007. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 1999 are as follows (in thousands):

              2000           $ 65
              2001             64
              2002             64
              2003             64
              2004             64
              Thereafter      180
                             $501

Note H - Casualty Gain

A casualty gain of approximately $126,000 was recognized at December 31, 1998 as a result of three separate fires at Springhill Lake which occurred late in 1997. As a result of these incidents, one building was extensively damaged and two apartment units were completely destroyed. The estimated costs to be incurred to rebuild the destroyed units approximated the estimated insurance proceeds received.

Note I - Legal Proceedings

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. On December 26, 1996, the Registrant filed its position statement in this matter. In his charge, the Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race. In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: consisting of apartment and townhouse units and an eight store shopping center complex located in Greenbelt Maryland. The Partnership rents apartment units and town house to tenants for terms that are typically twelve months or less. The space at the shopping center is rented on a month to month basis or for terms of 3 to 10 years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                     Complex        Other       Totals

Rental income                             $24,764         $ --      $24,764
Other income                                1,027           368       1,395
Interest expense                            5,336            --       5,336
Depreciation                                4,406            --       4,406
General and administrative expense             --           605         605
Minority interest in net earnings
  of operating partnerships                    --           671         671
Segment income (loss)                       1,964          (908)      1,056
Total assets                               60,040         1,573      61,613
Capital expenditures for investment
  property                                  6,156            --       6,156

                 1998                     Complex        Other       Totals

Rental income                             $23,881         $ --      $23,881
Other income                                  876            57         933
Casualty gain                                 126            --         126
Interest expense                            5,496            --       5,496
Depreciation                                4,001            --       4,001
General and administrative expense              --          514         514
Minority interest in net earnings
  of operating partnerships                    --           516         516
Segment income (loss)                       1,169          (973)        196
Total assets                               60,561         1,792      62,353
Capital expenditures for investment
  property                                  2,686            --       2,686


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 8, 1999, the Registrant dismissed its prior Independent Auditors, KPMG LLP ("KPMG") and retained as its new Independent Auditors, Arthur Andersen LLP. KPMG's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1998 and through December 8, 1999, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective December 8, 1999, the Registrant engaged Arthur Andersen LLP as its Independent Auditors. During the last two calendar years and through December 8, 1999, the Registrant did not consult Arthur Andersen LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the General Partners of the Registrant. Three Winthrop is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation. ("FWC"), the sole shareholder of Three Winthrop. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. On October 1, 1998, Insignia was merged into Apartment Investment and Management Company ("AIMCO") (See "Item 1 - Transfer of Control"). Pursuant to the terms of Three Winthrop's by-laws, AIMCO has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Vice President - Residential and Director
Martha L. Long               40    Vice President - Residential Accounting
Michael L. Ashner            47    Chief Executive Officer and Director
Peter Braverman              48    Executive Vice President and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                                             Number
                 Entity                      of Units                Percentage

Insignia Financial Group, Inc.
  (an affiliate of AIMCO)                    241.15                   37.157%
AIMCO Properties LP

  (an affiliate of AIMCO)                     75.50                   11.633%

Insignia Financial Group, Inc. is ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the years ended December 31, 1999 and 1998:

                                                          1999             1998
                                                             (in thousands)
     Property management fees                             $ 748            $ 721
     Reimbursement for services of affiliates               529              277


During the years ended December 31 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $748,000 and $721,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $529,000 and $277,000 for the years ended December 31, 1999 and 1998, respectively. Included in these expenses is approximately $90,000 and $10,000 in reimbursements for construction oversight costs for the year ended December 31, 1999 and 1998, respectively. In addition the annual asset management and administration fee of $110,000 is included for both December 31, 1999 and 1998.

Various parties, including affiliates of the Managing General Partner made tender offers or units, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own
316.65 limited partnership units in the Partnership representing 48.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1999:

      Current Report on Form 8-K dated December 8, 1999 filed on December 13, 1999 disclosing the dismissal of KPMG LLP and the Registrant's Independent Accountant and engaging Arthur Andersen, LLP as the Registrant's new Independent Accountant.

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

                                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

                                    By: THREE WINTHROP PROPERTIES, INC.
                                    Managing General Partner

                                    By: /s/ Patrick J. Foye
                                        Patrick J. Foye
                                        Vice President - Residential

                                    By: /s/ Martha L. Long
                                        Martha L. Long
                                        Vice President - Residential Accounting

                                    Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick Foye         Vice President-Residential
Patrick J. Foye           and Director

/s/ Martha L. Long       Vice President - Residential
Martha L. Long            Accounting

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

                    27   Financial Data Schedule.

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