Form 10QSB
period 2000-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2000-05-15
CIK 763399

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

                   For the quarterly period ended March 31, 2000

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

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                              $ 2,464
   Receivables and deposits (net of $176 allowance for
      doubtful accounts)                                                    1,685
   Restricted escrows                                                       2,349
   Other assets                                                             1,067
   Investment properties:
      Land                                                    $ 5,833
      Buildings and related personal property                 103,705
                                                              109,538
      Less accumulated depreciation                           (54,878)     54,660
                                                                         $ 62,225

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                       $ 1,613
   Tenant security deposit liabilities                                        498
   Other liabilities                                                        1,158
   Mortgage notes payable                                                  55,098

Minority interest                                                           3,814

Partners' (Deficit) Capital

   General partners                                          $ (2,858)
   Investor limited partners (649 units issued and
      outstanding)                                              2,902          44
                                                                         $ 62,225

            See Accompanying Notes to Consolidated Financial Statements


b)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
Revenues:
   Rental income                                         $5,690      $6,083
   Other income                                             308         354
      Total revenues                                      5,998       6,437

Expenses:
   Operating                                              2,435       2,718
   General and administrative                               125         106
   Depreciation                                           1,289         996
   Interest                                               1,309       1,356
   Property taxes                                           440         464
   Bad debt expense                                         168         277

      Total expenses                                      5,766       5,917

Income before minority interest                             232         520
Minority interest in net earnings of operating
   partnerships                                             (83)       (122)

Net income                                                $ 149       $ 398

Net income allocated to general partners (5%)             $   7       $  20
Net income allocated to investor
limited partners (95%)                                      142         378

                                                          $ 149       $ 398

Net income per limited partnership unit                   $ 219       $ 582

            See Accompanying Notes to Consolidated Financial Statements

c)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649         $    --      $40,563    $40,563

Partners' (deficit) capital at
   December 31, 1999                     649         $(2,865)     $ 2,760    $  (105)

Net income for the three months
   ended March 31, 2000                   --               7          142        149

Partners' (deficit) capital at
   March 31, 2000                        649         $(2,858)     $ 2,902    $    44

            See Accompanying Notes to Consolidated Financial Statements

d)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   149     $   398
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Minority interest in net earnings of operating
           partnerships                                              83         122
        Depreciation                                              1,289         996
        Amortization of loan costs                                   31          31
        Bad debt expense                                            168         277
        Change in accounts:
          Receivables and deposits                                 (516)       (696)
          Other assets                                              381         322
          Accounts payable                                          210        (658)
          Tenant security deposit liabilities                        (8)          2
          Other liabilities                                         482         (40)

               Net cash provided by operating activities          2,269         754

Cash flows from investing activities:

   Property improvements and replacements                        (1,551)       (692)
   Net (deposits to) receipts from restricted escrows              (293)        289

               Net cash used in investing activities             (1,844)       (403)

Cash flows used in financing activities:

   Payments on mortgage notes payable                              (304)       (374)

Net increase (decrease) in cash and cash equivalents                121         (23)

Cash and cash equivalents at beginning of period                  2,343       3,328

Cash and cash equivalents at end of period                      $ 2,464     $ 3,305

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   850     $ 1,332

            See Accompanying Notes to Consolidated Financial Statements

e)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Reclassifications:

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Note B - Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation, the sole shareholder of the Managing General Partner as well as a 20.7% limited partnership interest in the Partnership. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee.

Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interest and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Limited Partnership Agreement provides for (i) certain payments to affiliates for services (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership (iii) an annual asset management fee of $100,000 and (iv) an annual administration fee of $10,000.

The following transactions with affiliates of the Managing General Partner were charged to expense for the three months ended March 31, 2000 and 1999:

                                                          2000             1999
                                                             (in thousands)
     Property management fees (included in
        operating expenses)                               $ 179            $ 183
     Reimbursement for services of affiliates
        (included in general and administrative
        expense and investment properties)                   78               37
     Asset management fee (included in
        general and administrative expense)                  25               25
     Annual administration fee (included in
        general and administrative expense)                   3                3

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $179,000 and $183,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $78,000 and $37,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 316.65 limited partnership units in the Partnership representing 48.79% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 48.79% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: consisting of apartment and townhouse units and an eight store shopping center complex located in Greenbelt, Maryland. The Partnership rents apartment units and townhouse units to tenants for terms that are typically twelve months or less. The space at the shopping center is rented on a month to month basis or for terms of 3 to 10 years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 2000

                                          Property    Other     Totals
Rental income                            $  5,690     $   --   $ 5,690
Other income                                  297         11       308
Interest expense                            1,309         --     1,309
Depreciation                                1,289         --     1,289
General and administrative expense             --        125       125
Minority interest in net earnings
  of operating partnerships                    --        (83)      (83)
Segment income (loss)                         346       (197)      149
Total assets                               60,775      1,450    62,225
Capital expenditures for investment
   property                                 1,551         --     1,551


                 1999

                                          Property    Other     Totals
Rental income                            $  6,083     $   --   $  6,083
Other income                                  335         19        354
Interest expense                            1,356         --      1,356
Depreciation                                  996         --        996
General and administrative expense             --        106        106
Minority interest in net earnings
  of operating partnerships                    --       (122)      (122)
Segment income (loss)                         607       (209)       398
Total assets                               60,059      1,744     61,803
Capital expenditures for investment
   property                                   692         --        692

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

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the three months ended March 31, 2000 and 1999:

                                                            Average
                                                           Occupancy

                                                       2000          1999

       Springhill Lake Apartments
          Greenbelt, Maryland                          82%            91%

The decrease in occupancy is due to the eviction of a number of tenants at the Property. Due to the lengthy eviction procedures required within the state of Maryland, a number of evictions were finalized during the first quarter of 2000. At present the property has a waiting list for tenants but due to the high number of evictions, leases with new tenants have not yet been entered into for all of the vacated units. The Managing General Partner anticipates occupancy increasing during the next several months.

Results of Operations

The  Registrant's  net  income for the three  months  ended  March 31,  2000 was approximately $149,000 as compared to approximately $398,000 for the corresponding period in 1999. Income before minority interest for the three months ended March 31, 2000 was approximately $232,000 as compared to approximately $520,000 for the corresponding period in 1999. The decrease in income before minority interest for the three months ended March 31, 2000 is primarily the result of a decrease in total revenues which was partially offset by a decrease in total expenses. The decrease in total revenues is attributable to a decrease in rental and other income. Rental income decreased due to a decrease in occupancy at the property as discussed above and an increase in concessions offered to tenants. Other income decreased primarily due to decreases in laundry, late charges, lease cancellation fees and application fees due to the decrease in occupancy.

Total expenses decreased primarily due to a reduction in operating, bad debt and interest expenses which more than offset the increases in depreciation expense and general and administrative expense. Operating expenses decreased primarily due to a decrease in referral fees and the completion of exterior building projects in 1999. Bad debt expense decreased due to a decrease in write-offs of tenant receivables and charges that were deemed to be uncollectible. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the Project. Depreciation expense increased due to the completion of capital improvements and replacements at the Project.

General and administrative expense increased for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to an increase in reimbursements to the Managing General Partner. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $2,464,000 as compared to approximately $3,305,000 at March 31, 1999. Cash and cash equivalents increased approximately $121,000 for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is the result of approximately $2,269,000 of cash provided by operating activities which was partially offset by approximately $1,844,000 of cash used in investing activities and approximately $304,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Registrant invests its working capital reserves in a money market account.

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

Springhill Lake: For 2000, the Partnership budgeted approximately $7,231,000 for capital improvements at Springhill Lake consisting primarily of appliances, air conditioning units, water heaters, plumbing and flooring replacements, major landscaping, exterior painting, pool upgrades, parking lot resurfacing, roof and structural improvements. For the three months ended March 31, 2000 the property has spent approximately $1,551,000 on capital expenditures, consisting primarily of appliances, air conditioning units, water heaters, plumbing upgrades, flooring replacements, major landscaping, exterior painting, roof and structural improvements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $55,098,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the three months ended March 31, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2000 or subsequent periods.

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

       b)    Reports on Form 8-K:  None filed  during the  quarter  ended March
             31, 2000.

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

                                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


                                    By:   THREE WINTHROP PROPERTIES, INC.
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Vice President - Residential
                                          Accounting

                                    Date: May 11, 2000