Form 10QSB
period 2000-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2000-08-21
CIK 763399

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

                    For the quarterly period ended June 30, 2000

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

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                  $ 1,797
   Receivables and deposits (net of $106 allowance for
      doubtful accounts)                                                        2,280
   Restricted escrows                                                           2,630
   Other assets                                                                   590
   Investment property:
      Land                                                     $  5,833
      Buildings and related personal property                   105,862
                                                                111,695

      Less accumulated depreciation                             (56,264)       55,431
                                                                             $ 62,728

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $  2,252
   Tenant security deposit liabilities                                            527
   Other liabilities                                                            1,017
   Mortgage note payable                                                       54,668

Minority interest                                                               3,987

Partners' (Deficit) Capital

   General partners                                            $ (2,846)
   Investor limited partners (649 units issued and
      outstanding)                                                3,123           277
                                                                             $ 62,728

            See Accompanying Notes to Consolidated Financial Statements




b)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         2000          1999         2000         1999
Revenues:
  Rental income                        $ 6,192       $ 6,355      $11,882      $12,438
  Other income                             326           554          634          908
      Total revenues                     6,518         6,909       12,516       13,346

Expenses:
   Operating                             2,772         2,796        5,207        5,514
   General and administrative              145           233          270          339
   Depreciation                          1,386           996        2,675        1,992
   Interest                              1,294         1,343        2,603        2,699
   Property taxes                          452           419          892          883
   Bad debt expense                         63           191          231          468
      Total expenses                     6,112         5,978       11,878       11,895

Income before minority interest            406           931          638        1,451

Minority interest in net earnings
   of operating partnerships              (173)         (228)        (256)        (350)

Net income                             $   233       $   703      $   382      $ 1,101

Net income allocated to
  general partners (5%)                $    12       $    35      $    19      $    55

Net income allocated to investor
   limited partners (95%)                  221           668          363        1,046

                                       $   233       $   703      $   382      $ 1,101

Net income per limited
  partnership unit                     $   340       $ 1,030      $   559      $ 1,612

            See Accompanying Notes to Consolidated Financial Statements



c)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 1999                     649         $(2,865)     $ 2,760    $  (105)

Net income for the six months
   ended June 30, 2000                    --              19          363        382

Partners' (deficit) capital at
   June 30, 2000                         649         $(2,846)     $ 3,123    $   277

            See Accompanying Notes to Consolidated Financial Statements

d)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   382     $ 1,101
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Minority interest in net earnings of operating
           partnerships                                             256         350
        Depreciation                                              2,675       1,992
        Amortization of loan costs                                   62          62
        Bad debt expense                                            231         468
        Change in accounts:
          Receivables and deposits                               (1,174)     (1,433)
          Other assets                                              827         706
          Accounts payable                                          849      (1,142)
          Tenant security deposit liabilities                        21          62
          Other liabilities                                         341        (106)
          Due to affiliates                                          --          92

               Net cash provided by operating activities          4,470       2,152

Cash flows from investing activities:

   Property improvements and replacements                        (3,708)     (1,315)
   Net (deposits to) receipts from restricted escrows              (574)        727

               Net cash used in investing activities             (4,282)       (588)

Cash flows used in financing activities:

   Payments on mortgage note payable                               (734)       (760)

Net (decrease) increase in cash and cash equivalents               (546)        804

Cash and cash equivalents at beginning of period                  2,343       3,328

Cash and cash equivalents at end of period                      $ 1,797     $ 4,132

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $ 2,118     $ 2,637

            See Accompanying Notes to Consolidated Financial Statements

e)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the six months ended June 30, 2000 and 1999:

                                                          2000             1999
                                                             (in thousands)
     Property management fees (included in
        operating expenses)                               $ 367            $ 374
     Reimbursement for services of affiliates
        (included in general and administrative
        expense and investment properties)                  171              156
     Asset management fee (included in
        general and administrative expense)                  50               50
     Annual administration fee (included in
        general and administrative expense)                   5                5

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $367,000 and $374,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $171,000 and $156,000 for the six months ended June 30, 2000 and 1999, respectively.

Subsequent to June 30, 2000, an affiliate of the Managing General Partner loaned the Partnership approximately $1,325,000 for budgeted capital improvements.

AIMCO and its affiliates currently own 324.82 limited partnership units in the Partnership representing 50.05% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 50.05% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000
                                          Property    Other     Totals
Rental income                            $  6,192     $   --   $ 6,192
Other income                                  318          8       326
Interest expense                            1,294         --     1,294
Depreciation                                1,386         --     1,386
General and administrative expense             --        145       145
Minority interest in net earnings
  of operating partnerships                    --       (173)     (173)
Segment income (loss)                         543       (310)      233

    Six Months Ended June 30, 2000
                                          Property    Other     Totals
Rental income                            $ 11,882     $   --   $11,882
Other income                                  615         19       634
Interest expense                            2,603         --     2,603
Depreciation                                2,675         --     2,675
General and administrative expense             --        270       270
Minority interest in net earnings
  of operating partnerships                    --       (256)     (256)
Segment income (loss)                         889       (507)      382
Total assets                               62,288        440    62,728
Capital expenditures for investment
   property                                 3,708         --     3,708

   Three Months Ended June 30, 1999
                                          Property    Other     Totals
Rental income                            $  6,355     $   --   $  6,355
Other income                                  233        321        554
Interest expense                            1,343         --      1,343
Depreciation                                  996         --        996
General and administrative expense             --        233        233
Minority interest in net earnings
  of operating partnerships                    --       (228)      (228)
Segment income (loss)                         843       (140)       703

    Six Months Ended June 30, 1999
                                          Property    Other     Totals
Rental income                            $ 12,438     $   --   $ 12,438
Other income                                  568        340        908
Interest expense                            2,699         --      2,699
Depreciation                                1,992         --      1,992
General and administrative expense             --        339        339
Minority interest in net earnings
  of operating partnerships                    --       (350)      (350)
Segment income (loss)                       1,450       (349)     1,101
Total assets                               60,011      1,939     61,950
Capital expenditures for investment
   property                                 1,315         --      1,315

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

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

                                                       2000          1999

       Springhill Lake Apartments
          Greenbelt, Maryland                          85%            92%

The decrease in occupancy is due to the eviction of a number of tenants at the property. Due to the lengthy eviction procedures required within the state of Maryland, a number of evictions were finalized during the first quarter of 2000. The occupancy has increased 3% over the last three months and the Managing General Partner anticipates occupancy to continue to increase.

Results of Operations

The  Registrant's  net  income  for the six  months  ended  June  30,  2000  was approximately $382,000 as compared to approximately $1,101,000 for the corresponding period in 1999. The Registrant's net income for the three months ended June 30, 2000 was approximately $233,000 as compared to approximately $703,000 for the corresponding period in 1999. Income before minority interest for the six months ended June 30, 2000 was approximately $638,000 as compared to approximately $1,451,000 for the corresponding period in 1999. Income before minority interest for the three months ended June 30, 2000 was approximately $406,000 as compared to approximately $931,000 for the corresponding period in 1999. The decrease in income before minority interest for the three and six months ended June 30, 2000 is primarily the result of a decrease in total revenues. The decrease in total revenues is attributable to a decrease in both rental and other income. Rental income decreased due to a decrease in occupancy at the property as discussed above and an increase in concessions offered to tenants. Other income decreased primarily due to the receipt in May 1999 of attorney fees and costs received as a result of a summary judgement granted in favor of the Partnership.

Total expenses remained relatively constant but there were reductions in general and administrative, bad debt, interest and operating expenses which more than offset the increase in depreciation expense. Bad debt expense decreased due to a decrease in write-offs of tenant receivables and charges that were deemed to be uncollectible. Interest expense decreased due to scheduled principal payments which reduced the carrying balance of the debt encumbering the property. Operating expenses decreased primarily due to decreases in referral fees and completion of exterior building projects in 1999. These decreases were partially offset by increases in fuel oil, due to the change to a more reliable but expensive supplier, and insurance expense, due to an increase in policy premiums. Depreciation expense increased due to the completion of capital improvements and replacements at the property. During the three months ended June 30, 2000, the increase in total expenses was primarily attributable to an increase in property tax and depreciation expense which more than offset the decrease in general and administrative, bad debt and interest expense. The increase in property tax expense is primarily due to the timing of the receipt of tax bills which effected the recording of the accruals during the comparable periods.

General and administrative expense decreased for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to a decrease in legal expense and was partially offset by an increase in reimbursements to the Managing General Partner. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $1,797,000 as compared to approximately $4,132,000 at June 30, 1999. Cash and cash equivalents decreased approximately $546,000 for the six months ended June 30, 2000, from the Partnership's fiscal year end. The decrease in cash and cash equivalents is the result of approximately $4,282,000 of cash used in investing activities and approximately $734,000 of cash used in financing activities which was partially offset by approximately $4,470,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Registrant invests its working capital reserves in a money market account.

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

Springhill Lake: For 2000, the Partnership budgeted approximately $7,231,000 for capital improvements at Springhill Lake consisting primarily of appliances, air conditioning units, water heaters, plumbing and flooring replacements, major landscaping, exterior painting, pool upgrades, parking lot resurfacing, roof and structural improvements. For the six months ended June 30, 2000, the property has spent approximately $3,708,000 on capital expenditures, consisting primarily of appliances, ground lighting, electrical, cabinet and counter top replacement, fencing, window coverings, air conditioning units, water heaters, plumbing upgrades, flooring replacements, major landscaping, interior decoration,
exterior   painting,   and  roof,  pool  and  structural   improvements.   These
improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $54,668,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the six months ended June 30, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2000 or subsequent periods.

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

          b) Reports on Form 8-K: None filed during the quarter ended June 30, 2000.


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

                                    Date: August 14, 2000