Form 10QSB
period 2000-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2000-11-14
CIK 763399

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

                 For the quarterly period ended September 30, 2000

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
                          (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                                 $  3,286
   Receivables and deposits (net of $133 allowance for
      doubtful accounts)                                                        3,021
   Restricted escrows                                                           2,161
   Other assets                                                                   570
   Investment property:
      Land                                                     $ 5,833
      Buildings and related personal property                   108,973
                                                                114,806
      Less accumulated depreciation                             (57,726)       57,080
                                                                             $ 66,118

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  2,781
   Due to affiliate                                                             1,777
   Tenant security deposit liabilities                                            569
   Accrued property taxes                                                         451
   Other liabilities                                                              947
   Mortgage note payable                                                       54,268

Minority interest                                                               4,285

Partners' (Deficit) Capital
   General partners                                            $ (2,808)
   Investor limited partners (649 units issued and
      outstanding)                                                3,848         1,040
                                                                             $ 66,118

            See Accompanying Notes to Consolidated Financial Statements

b)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                            2000          1999         2000         1999
Revenues:
  Rental income                            $  6,836      $ 6,322     $ 18,718     $ 18,760
  Other income                                  393          219        1,027        1,127
      Total revenues                          7,229        6,541       19,745       19,887

Expenses:
   Operating                                  2,516        2,834        7,723        8,348
   General and administrative                   293          143          563          482
   Depreciation                               1,462        1,257        4,137        3,249
   Interest                                   1,326        1,335        3,929        4,034
   Property taxes                               438          465        1,330        1,348
   Bad debt expense                             133          358          364          826
      Total expenses                          6,168        6,392       18,046       18,287

Income before minority interest               1,061          149        1,699        1,600

Minority interest in net earnings
   of operating partnerships                   (298)        (142)        (554)        (492)

Net income                                  $   763         $  7      $ 1,145      $ 1,108

Net income allocated to general
  partners (5%)                             $    38         $ --         $ 57         $ 55
Net income allocated to investor
   limited partners (95%)                       725            7        1,088        1,053

                                            $   763         $  7      $ 1,145      $ 1,108

Net income per limited partnership
  unit                                     $  1,117        $  10      $ 1,676      $ 1,622

            See Accompanying Notes to Consolidated Financial Statements

c)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $  --      $40,563    $40,563

Partners' (deficit) capital at
   December 31, 1999                     649         $(2,865)     $ 2,760     $ (105)

Net income for the nine months
   ended September 30, 2000               --              57        1,088      1,145

Partners' (deficit) capital at
   September 30, 2000                    649         $(2,808)     $ 3,848    $ 1,040

            See Accompanying Notes to Consolidated Financial Statements

d)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2000          1999
Cash flows from operating activities:
  Net income                                                     $ 1,145      $ 1,108
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest in net earnings of operating
      partnerships                                                   554          492
     Depreciation                                                  4,137        3,249
     Amortization of loan costs                                       83           93
     Bad debt expense                                                364          826
     Change in accounts:
      Receivables and deposits                                    (2,048)      (2,205)
      Other assets                                                   826          735
      Accounts payable                                               165          (63)
      Tenant security deposit liabilities                             63          103
      Accrued property taxes                                         451          465
      Other liabilities                                              271         (164)
            Net cash provided by operating activities              6,011        4,639

Cash flows from investing activities:
  Property improvements and replacements                          (5,606)      (3,437)
  Net (deposits to) receipts from restricted escrows                (105)         473
            Net cash used in investing activities                 (5,711)      (2,964)

Cash flows used in financing activities:
  Proceeds from loans from affiliates                              1,777           --
  Payments on mortgage note payable                               (1,134)      (1,155)
            Net cash provided by (used in) investing
               activities                                            643       (1,155)

Net increase in cash and cash equivalents                            943          520
Cash and cash equivalents at beginning of period                   2,343        3,328
Cash and cash equivalents at end of period                       $ 3,286      $ 3,848

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 3,417      $ 3,941

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                              $ 1,213        $  --

            See Accompanying Notes to Consolidated Financial Statements

e)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the nine months ended September 30, 2000 and 1999:

                                                                   2000    1999
                                                                  (in thousands)

Property management fees (included in operating expenses)          $570    $562
Reimbursement for services of affiliates (included in general
  administrative expense and investment properties)                 415     285
Asset management fee (included in general and administrative
  expense)                                                           78      78
Annual administration fee (included in general and
  administrative expense)                                             5       5

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $570,000 and $562,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $415,000 and $285,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $148,000 of the current year expense was accrued and included in "Due to affiliate" in the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $78,000 in asset management fees and approximately $5,000 in administrative fees for both the nine months ended September 30, 2000 and 1999.

During the nine months ended September 30, 2000, an affiliate of the Managing General Partner loaned the Partnership approximately $1,629,000 for budgeted capital improvements. This balance is included in "Due to affiliate" in the accompanying consolidated balance sheet. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2% and accrued interest is approximately $37,000 at September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 444.15 limited partnership units in the Partnership representing 68.436% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.436% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


 Three Months Ended September 30, 2000     Property        Other          Totals

Rental income                              $ 6,836         $   --         $ 6,836
Other income                                   391              2             393
Interest expense                             1,326             --           1,326
Depreciation                                 1,462             --           1,462
General and administrative expense              --            293             293
Bad debt expense                               133             --             133
Minority interest in net earnings
  of operating partnerships                     --           (298)           (298)
Segment income (loss)                        1,352           (589)            763


 Nine Months Ended September 30, 2000      Property        Other          Totals

Rental income                              $18,718         $   --         $18,718
Other income                                 1,006             21           1,027
Interest expense                             3,929             --           3,929
Depreciation                                 4,137             --           4,137
General and administrative expense              --            563             563
Bad debt expense                               364             --             364
Minority interest in net earnings
  of operating partnerships                     --           (554)           (554)
Segment income (loss)                        2,241         (1,096)          1,145
Total assets                                65,810            308          66,118
Capital expenditures for investment
   property                                  6,819             --           6,819


 Three Months Ended September 30, 1999     Property        Other          Totals

Rental income                              $ 6,322         $   --         $ 6,322
Other income                                   210              9             219
Interest expense                             1,335             --           1,335
Depreciation                                 1,257             --           1,257
General and administrative expense              --            143             143
Bad debt expense                               358             --             358
Minority interest in net earnings
  of operating partnerships                     --           (142)           (142)
Segment income (loss)                          283           (276)              7


 Nine Months Ended September 30, 1999      Property        Other          Totals

Rental income                              $18,760         $   --         $18,760
Other income                                   778            349           1,127
Interest expense                             4,034             --           4,034
Depreciation                                 3,249             --           3,249
General and administrative expense              --            482             482
Bad debt expense                               826             --             826
Minority interest in net earnings
  of operating partnerships                     --           (492)           (492)
Segment income (loss)                        1,733           (625)          1,108
Total assets                                61,423          1,716          63,139
Capital expenditures for investment
  property                                   3,437             --           3,437

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

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                                           Average
                                                          Occupancy
                                                      2000          1999
       Springhill Lake Apartments
          Greenbelt, Maryland                          88%            92%

The decrease in occupancy is due to the eviction of a number of tenants at the property. Due to the lengthy eviction procedures required within the state of Maryland, a number of evictions were finalized during the first quarter of 2000. The occupancy has increased 3% over the last three months and the Managing General Partner anticipates occupancy to continue to increase.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2000 was approximately $1,145,000 as compared to approximately $1,108,000 for the corresponding period in 1999. The Registrant's net income for the three months ended September 30, 2000 was approximately $763,000 as compared to approximately $7,000 for the corresponding period in 1999. Income before minority interest for the nine months ended September 30, 2000 was approximately $1,699,000 as compared to approximately $1,600,000 for the corresponding period in 1999. Income before minority interest for the three months ended September 30, 2000 was approximately $1,061,000 as compared to approximately $149,000 for the corresponding period in 1999. The increase in income before minority interest for the nine months ended September 30, 2000 is the result of a decrease in total expenses which more than offset the decrease in total revenues. The increase in income before minority interest for the three months ended September 30, 2000 is primarily attributable to an increase in total revenues and decrease in total expenses. The decrease in total revenues for the nine months ended
September 30, 2000 is attributable to a decrease in both rental and other income. Rental income decreased due to a decrease in average occupancy over the previous twelve months at the property as discussed above and an increase in concessions offered to tenants. Other income decreased primarily due to the receipt in May 1999 of attorney fees and costs received as a result of a summary judgment granted in favor of the Partnership. The increase in total revenues for the three months ended September 30, 2000 is attributable to an increase in both rental and other income. Rental income increased due to an increase in occupancy at the property for the three months ended September 30, 2000 as discussed above and increased rental rates. Other income increased due to increased charges for tenant auxiliary services also due to the increased occupancy for the three months ended September 30, 2000.

Total expenses for the three and nine months ended September 30, 2000 from the comparable prior year period decreased primarily due to a reduction in operating, bad debt, and interest expenses which more than offset the increase in depreciation and general and administrative expense. Operating expenses decreased primarily due to decreases in referral fees and completion of exterior building projects in 1999. These decreases were partially offset by increases in fuel oil, due to the change to a more reliable but expensive supplier and an increase in salaries and related benefits. Bad debt expense decreased due to a decrease in write-offs of tenant receivables and charges that were deemed to be uncollectible. Interest expense decreased due to scheduled principal payments which reduced the carrying balance of the debt encumbering the property. Depreciation expense increased due to the completion of capital improvements and replacements at the property during the prior twelve months.

General and administrative expense increased for the three and nine months ended September 30, 2000 compared to the same periods in 1999 primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $3,286,000 as compared to approximately $3,848,000 at September 30, 1999. Cash and cash equivalents increased approximately $943,000 for the nine months ended September 30, 2000, from the Partnership's fiscal year end. The increase in cash and cash equivalents is the result of approximately $6,011,000 of cash provided by operating activities and approximately $643,000 of cash provided by financing activities which was partially offset by approximately $5,711,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from loans from affiliates and was largely offset by payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. For 2000, the Partnership budgeted approximately $7,231,000 for capital improvements at Springhill Lake consisting primarily of appliances, air conditioning units, water heaters, plumbing and flooring replacements, major landscaping, exterior painting, pool upgrades, parking lot resurfacing, roof and structural improvements. For the nine months ended September 30, 2000, the property has incurred approximately $6,819,000 on capital expenditures, consisting primarily of appliances, recreational facilities, electrical, cabinet and counter top replacement, fencing, window coverings, air conditioning units, water heaters, plumbing upgrades, flooring replacements, major landscaping, interior decoration, exterior painting, and roof, pool and structural improvements. These improvements were funded from cash flow and loans from affiliates of the Managing General Partner. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $54,268,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the nine months ended September 30, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2000 or subsequent periods.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 2000.

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