Form 10KSB
period 2000-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2001-03-29
CIK 763399

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $27,220,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant" or the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former General Partner of the Operating Partnerships whose interest was converted to that of a Limited Partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop" or "Managing General Partner") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"). See "Transfer of Control". The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

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

The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for approximately $73,515,000, of which $58,000,000 was financed by means of a mortgage loan, which was subsequently refinanced in 1993. See "Item
7. Financial Statements - Note F" for further information concerning the mortgage loan encumbering the property.

The Registrant's interest in the Operating Partnerships entitles it to 90% of profits and losses for tax purposes, 90% of the Operating Partnerships' cash flow (after certain priority distributions), and 85% of the proceeds of a sale or disposition of the Project (after certain priority distributions).

The only business of the Registrant is investing as a general partner in the Operating Partnerships, and as such, to cause the Operating Partnerships to own and operate the Project, until such time as a sale, if any, of all or a portion of the Project appears to be advantageous to the Registrant and is permitted under the terms of the Operating Partnerships' Partnership Agreements. See "Item
2. Description of Property" for further information on the project owned by the Operating Partnerships.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6." of this Form 10-KSB.

Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop, the sole shareholder of the Managing General Partner, as well as a 20.7% limited partnership interest in the Partnership. In connection with this transaction, the by-laws of the Managing General Partner were amended and restated and certain agreements were entered into between WFA and Insignia, the shareholders of First Winthrop. As result of these agreements, Insignia was granted the right to elect one director to the Managing General Partner's Board of Directors (the "Class B Director"). Further, a Residential Committee of the Board of Directors of the Managing General Partner was established, the members of which are to be appointed by the Class B Director. The Residential Committee is vested with the authority to elect officers and, together they have the right to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interests and the rights granted to Insignia pursuant to the First Winthrop transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

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

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                      Gross
                     Carrying     Accumulated                                 Federal
Property               Value      Depreciation      Rate        Method       Tax Basis
                           (in thousands)                                  (in thousands)

Springhill Lake      $116,549       $59,137       10-25 yrs       S/L         $ 35,456

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's property.

                          Principal                                          Principal
                          Balance At      Stated                              Balance
                         December 31,    Interest    Period     Maturity       Due At
Property                     2000          Rate     Amortized     Date      Maturity (1)
                       (in thousands)                                      (in thousands)

Springhill Lake             $53,689       9.30%     10 years     05/03        $49,166
  1st mortgage

(1) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

 Average annual rental rate and occupancy for 2000 and 1999 for the property:

                                Average Annual             Average Annual
                                 Rental Rates                 Occupancy
                                  (per unit)
Property                     2000           1999          2000         1999

Springhill Lake             $10,051       $ 9,517         90%          90%

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

 Real Estate Taxes and Rates

 Real estate taxes and rates in 2000 for the property were:

                               2000             2000
                              Billing           Rate
                          (in thousands)

Springhill Lake               $1,808            4.62%

Capital Improvements

Springhill Lake: The Partnership completed approximately $8,562,000 in capital expenditures at Springhill Lake during the year ended December 31, 2000, consisting primarily of appliance, computer, lighting, heating, plumbing, water heater, air conditioning, countertop, cabinet, floor covering, furniture and fixture replacements, pool upgrades, interior decoration, major landscaping, exterior painting, parking lot, recreational facility, vehicles, fencing, signage and structural improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $797,225. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 219 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner own 444.65 units or 68.51% of the outstanding limited partnership units at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 2000 and 1999, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the Project.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 444.65 limited partnership units in the Partnership representing 68.51% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.51% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $1,725,000 as compared to net income of approximately $1,056,000 for the year ended December 31, 1999 (See "Item 7. Financial Statements - Note D" for a reconciliation of these amounts to the Registrant's federal taxable income). Income before minority interest for the year ended December 31, 2000 was approximately $2,523,000 as compared to approximately $1,727,000 for the year ended December 31, 1999. The increase in income before minority interest is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental and other income. Rental income increased due to an increase in average annual rental rates. Other income increased due to increases in auxillary income and an increase in interest income as a result of higher average cash balances held in interest bearing accounts offset by the receipt in May 1999 of attorney fees and costs received as a result of a summary judgement in favor of the Partnership.

Total expenses increased slightly due to increases in depreciation and general and administrative expenses, which were partially offset by decreases in bad debt, interest and operating expenses. Depreciation expense increased due to the completion of capital improvements and replacements at the property during the past twelve months. Operating expense decreased primarily due to decreases in referral fees and completion of exterior building projects in 1999. These decreases were partially offset by increases in fuel oil, due to the change to a more reliable but expensive supplier and an increase in salaries and related benefits. Bad debt expense decreased due to a decrease in write-offs of tenant receivables and charges that were deemed to be uncollectible. Interest expense decreased due to scheduled principal payments which reduced the principal balance of the debt encumbering the property.

General and administrative expense increased for the year ended December 31, 2000 compared to the year ended December 31, 1999 primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the years ended December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Reserves

At December 31, 2000, the Registrant held cash and cash equivalents of approximately $2,447,000, compared to approximately $2,343,000 at December 31, 1999 an increase of approximately $104,000. The increase in cash and cash equivalents is the result of approximately $7,204,000 of cash provided by operating activities and approximately $520,000 of cash provided by financing activities which was partially offset by approximately $7,620,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates which more than offset principal payments made on the mortgage encumbering the Registrant's property and payments of advances from affiliates. Cash used by investing activities consisted of property improvements and replacements and was partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The Registrant has invested as a general partner in the Operating Partnerships, and as such, receives distributions of cash flow from the Operating Partnerships and is responsible for expenditures consisting of (i) interest payable on the mortgage loan and (ii) fees payable to affiliates of the General Partners. The General Partners believe that funds distributed by the Operating Partnerships to the Registrant will be sufficient to pay such expenditures.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or approximately $797,225. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $53,689,000 is amortized over 10 years with a balloon payment of approximately $49,166,000 due in May 2003. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the years ended December 31, 2000 and 1999, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 444.65 limited partnership units in the Partnership representing 68.51% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.51% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements

     Report of Independent Public Accountants - Arthur Andersen LLP

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Partners of
Springhill Lake Investors Limited Partnership:

We have audited the accompanying consolidated balance sheet of Springhill Lake Investors Limited Partnership and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Arthur Andersen LLP


Denver, Colorado,
February 8, 2001.

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $ 2,447
   Receivables and deposits (net of $129 allowance for
      doubtful accounts)                                                      1,603
   Restricted escrows                                                         2,022
   Other assets                                                               1,416
   Investment Property:
      Land                                                    $ 5,833
      Buildings and related personal property                 110,716
                                                              116,549
      Less accumulated depreciation                           (59,137)       57,412
                                                                           $ 64,900

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $ 1,512
   Due to affiliate                                                             187
   Tenant security deposit liabilities                                          567
   Other liabilities                                                            563
   Advance from affiliate                                                     2,233
   Mortgage note payable                                                     53,689

Minority Interest                                                             4,529

Partners' (Deficit) Capital
   General partner                                           $ (2,779)
   Investor limited partners
      (649 units issued and outstanding)                        4,399         1,620
                                                                           $ 64,900

            See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                             Years Ended December 31,
                                                                2000         1999
   Revenues:
      Rental income                                           $ 25,809     $  24,764
      Other income                                               1,411         1,395
         Total revenues                                         27,220        26,159

   Expenses:
      Operating                                                 10,786        11,145
      General and administrative                                   743           605
      Depreciation                                               5,548         4,406
      Interest                                                   5,258         5,336
      Property taxes                                             1,779         1,777
      Bad debt expense                                             583         1,163
         Total expenses                                         24,697        24,432

   Income before minority interest                               2,523         1,727

   Minority interest in net earnings of
      operating partnerships                                      (798)         (671)

            Net income                                        $  1,725       $ 1,056

   Net income allocated to general partner (5%)                 $   86       $    53
   Net income allocated to investor
      limited partners (95%)                                     1,639         1,003

            Net income                                        $  1,725       $ 1,056

   Net income per limited partnership unit                   $2,525.42     $1,545.45

            See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                 For The Years Ended December 31, 2000 and 1999
                        (in thousands, except unit data)



                                                                                Total
                                       Limited                  Investor      Partners'
                                     Partnership    General     Limited       (Deficit)
                                        Units       Partner     Partners       Capital

Original capital contributions           649        $    --     $40,563        $40,563

Partners' (deficit) capital at
  December 31, 1998                      649        $(2,918)     $1,757        $(1,161)

Net income for the year ended
  December 31, 1999                       --             53       1,003          1,056

Partners' (deficit) capital at
  December 31, 1999                      649         (2,865)      2,760           (105)

Net income for the year ended
  December 31, 2000                       --             86       1,639          1,725

Partners' (deficit) capital at
  December 31, 2000                      649        $(2,779)    $ 4,399        $ 1,620

            See Accompanying Notes to Consolidated Financial Statements



                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                                                 Years Ended December 31,
                                                                    2000          1999
Cash flows from operating activities:
  Net income                                                       $ 1,725      $ 1,056
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest in net earnings of operating
      partnerships                                                     798          671
     Depreciation                                                    5,548        4,406
     Amortization of loan costs                                         98          124
     Bad debt expense                                                  583        1,163
     Change in accounts:
      Receivables and deposits                                        (849)      (1,128)
      Other assets                                                     (35)        (118)
      Accounts payable                                                (799)        (334)
      Tenant security deposit liabilities                               61          100
      Other liabilities                                               (113)        (552)
      Due to affiliate                                                 187           --

         Net cash provided by operating activities                   7,204        5,388

Cash flows from investing activities:
  Property improvements and replacements                            (7,654)      (6,156)
  Net withdrawals from restricted escrows                               34        1,464

         Net cash used in investing activities                      (7,620)      (4,692)

Cash flows from financing activities:
  Proceeds from advances from affiliate                              2,329           --
  Payments on advances from affiliate                                  (96)          --
  Payments on mortgage note payable                                 (1,713)      (1,681)

         Net cash provided by (used in) financing activities           520       (1,681)

Net increase (decrease) in cash and cash equivalents                   104         (985)

Cash and cash equivalents at beginning of year                       2,343        3,328

Cash and cash equivalents at end of year                           $ 2,447      $ 2,343

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 5,167      $ 5,657

Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts payable       $   908      $    --

            See Accompanying Notes to Consolidated Financial Statements

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains and Losses: The Partnership Agreement ("Agreement") provides for net income and net losses for both financial and tax reporting purposes to be allocated 95% to the Limited Partners and 5% to the General Partner.

Gains from property sales are allocated in accordance with the Partnership Agreement.

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 2000 and 1999 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income per limited partnership unit for each year was computed as 95% of net income divided by 649 units outstanding.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts with an original maturity date of three months or less. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $2,256,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment in Properties: Investment property consists of one apartment complex with an eight-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment property that have been permanently impaired have been written down to appraisal value. No adjustments for the impairment of value were necessary for the years ended December 31, 2000 or 1999.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $209,000 and $367,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Loan Costs: Loan costs of approximately $1,359,000, net of accumulated amortization of approximately $1,042,000, are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

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

Note B - Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop, the sole shareholder of the Managing General Partner, as well as a 20.7% limited partnership interest in the Partnership. In connection with this transaction, the by-laws of the Managing General Partner were amended and restated and certain agreements were entered into between WFA and Insignia, the shareholders of First Winthrop. As result of these agreements, Insignia was granted the right to elect one director to the Managing General Partner's Board of Directors (the "Class B Director"). Further, a Residential Committee of the Board of Directors of the Managing General Partner was established, the members of which are to be appointed by the Class B Director. The Residential Committee is vested with the authority to elect officers and, together they have the right to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interests and the rights granted to Insignia pursuant to the First Winthrop transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Real Estate and Accumulated Depreciation

                                                  Initial Cost
 Investment Properties                           To Partnership
                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances      Land       Property       Acquisition
                           (in thousands)                      (in thousands)

Springhill Lake               $ 53,689       $ 5,833     $ 67,484        $ 43,232


                          Gross Amount At Which Carried
                              At December 31, 2000
                                    (in thousands)

                                 Buildings
                                And Related
                                 Personal              Accumulated    Date    Depreciable
Description            Land      Property     Total    Depreciation Acquired  Life-Years


Springhill Lake      $ 5,833     $110,716    $116,549   $ 59,137     10/84      10-25

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are 5 - 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,
                                             2000            1999
                                                (in thousands)
Investment Properties
Balance at beginning of year               $107,987        $101,831
   Property improvements                      8,562           6,156
Balance at end of year                     $116,549        $107,987

Accumulated Depreciation
Balance at beginning of year               $ 53,589        $ 49,183
   Depreciation of real estate                5,548           4,406
Balance at end of year                     $ 59,137        $ 53,589

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is $115,871,000 and $106,447,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is $80,415,000 and $74,827,000.

Note D - Taxable Loss

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income:

                                                      2000                1999
                                                  (in thousands, except unit data)

  Net income as reported                             $ 1,725             $ 1,056
     Excess of accelerated depreciation for
       income tax purposes                               194                (124)
     Deferred revenue - laundry income                  (147)               (161)
     Other                                              (152)                779

  Federal taxable income                             $ 1,620             $ 1,550

  Federal taxable income per limited
     partnership unit                                $ 2,371             $ 1,142

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2000
  Net assets as reported:                          $  1,620
     Land and buildings                                (625)
     Accumulated depreciation                       (21,100)
     Deferred sales commission                          424
     Other                                            1,116

  Net liabilities - income tax method              $(18,565)

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the years ended December 31, 2000 and 1999:

                                                                   2000        1999
                                                                    (in thousands)

Property management fees (included in operating expenses)          $790        $748
Reimbursement for services of affiliates (included in general
  administrative expense and investment properties)                 839         419
Asset management fee (included in general and administrative
  expense)                                                          100         100
Annual administration fee (included in general and
  administrative expense)                                            10          10
Interest expense                                                     94          --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $790,000 and $748,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $839,000 and $419,000 for the years ended December 31, 2000 and 1999, respectively. At
December 31, 2000, approximately $157,000 of the current year expense was accrued and included in due to affiliate in the accompanying consolidated balance sheet. Included in the reimbursement of accountable administrative expense is approximately $290,000 and $90,000 in reimbursements for construction oversight costs for the years ended December 31, 2000 and 1999, respectively.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for both the years ended December 31, 2000 and 1999.

During the year ended December 31, 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $2,329,000 for budgeted capital improvements. Approximately $96,000 was repaid during 2000. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2%. The Partnership recognized approximately $94,000 of interest expense related to this advance during the year ended December 31, 2000. Of this amount, approximately $30,000 was accrued at December 31, 2000 and included in due to affiliate.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 444.65 limited partnership units in the Partnership representing 68.51% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.51% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                        Principal
                         Balance        Monthly                               Principal
                          Due At        Payment                                Balance
Property               December 31,    Including    Interest    Maturity       Due At
                           2000         Interest      Rate        Date        Maturity
                             (in thousands)                                (in thousands)
Springhill Lake
  1st mortgage           $53,689         $ 566        9.30%      05/03         $49,166

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000, are as follows (in thousands):

               2001          $ 1,748
               2002            2,049
               2003           49,892
              Total          $53,689

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through December 31, 2007. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2000 are as follows (in thousands):

               2001           $ 64
               2002             64
               2003             64
               2004             64
               2005             64
            Thereafter         115
                              $435

Note H - Legal Proceedings

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the General Partners of the Registrant. Three Winthrop is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of Three Winthrop. Pursuant to this transaction, the by-laws of Three Winthrop were amended to provide for the creation of a Residential Committee. On October 1, 1998, Insignia was merged into Apartment Investment and Management Company ("AIMCO") (See "Item 1 - Transfer of Control"). Pursuant to the terms of Three Winthrop's by-laws, AIMCO has the right to elect one director to Three Winthrop's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause Three Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Registrant. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              43    Vice President - Residential and Director
Martha L. Long               41    Vice President - Residential Accounting
Michael L. Ashner            48    Chief Executive Officer and Director
Peter Braverman              49    Executive Vice President and Director

Patrick J. Foye has been Vice President - Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Vice President of Residential Accounting of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Michael L. Ashner, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

Peter Braverman, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The Residential Committee of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Residential Committee of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The Residential Committee of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Arthur Andersen LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $23,000 and non-audit services (principally tax-related) of approximately $41,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                                                 Number
                 Entity                         of Units                Percentage

Insignia Financial Group, Inc.
  (an affiliate of AIMCO)                        241.15                   37.16%
AIMCO Properties LP
  (an affiliate of AIMCO)                        203.50                   31.35%

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

(b)   Security Ownership of Management

No executive officer, director or general partner of Three Winthrop or Linnaeus-Lexington or WFA own any Units of the Registrant or has the right to acquire beneficial ownership of additional Units.

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the years ended December 31, 2000 and 1999:

                                                                   2000        1999
                                                                    (in thousands)

Property management fees                                           $790        $748
Reimbursement for services of affiliates                            839         419
Asset management fee                                                100         100
Annual administration fee                                            10          10
Interest expense                                                     94          --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $790,000 and $748,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $839,000 and $419,000 for the years ended December 31, 2000 and 1999, respectively. At
December 31, 2000, approximately $157,000 of the current year expense was accrued and included in due to affiliate in the accompanying consolidated balance sheet. Included in the reimbursement of accountable administrative expense is approximately $290,000 and $90,000 in reimbursements for construction oversight costs for the year ended December 31, 2000 and 1999, respectively.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for both the years ended December 31, 2000 and 1999.

During the year ended December 31, 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $2,329,000 for budgeted capital improvements. Approximately $96,000 was repaid during 2000. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2%. The Partnership recognized approximately $94,000 of interest expense related to this advance during the year ended December 31, 2000. Of this amount, approximately $30,000 was accrued at December 31, 2000 and included in due to affiliate.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 444.65 limited partnership units in the Partnership representing 68.51% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.51% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K filed in the fourth quarter of fiscal year 2000:

            None.

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


/s/Patrick J. Foye      Vice President-Residential          Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Vice President - Residential        Date:
Martha L. Long          Accounting

                                Index to Exhibits


   Exhibit No.       Document

      3.4      Amended  and   Restated   Limited   Partnership   Agreement   and
               Certificate of Amendment of Springhill Lake Investors Limited Partnership(1)

      3.4      (a)  Amendment  to  Amended  and  Restated  Limited   Partnership
                    Agreement of Springhill Lake Investors Limited Partnership dated August 23, 1995 (3)

      10       (a)  Amended  and  Restated  Limited  Partnership  Agreement  and
                    Certificate  of Amendment of First  Springhill  Lake Limited
                    Partnership   (Partnership  Agreements  of  Second  -  Ninth
                    Springhill  Lake  Limited   Partnerships  are  substantially
                    identical)(1)

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