Form 10QSB
period 2001-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2001-05-11
CIK 763399

FORM 10-Q--Quarterly or Transitional Report Under Section 13 or 15 (d) OF
                      The Securities Exchange Act of 1934
                        Quarterly or Transitional Report



                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001

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



ITEM 1.     FINANCIAL STATEMENTS


a)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                           March 31,      December 31,
                                                              2001            2000
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                $  1,962         $ 2,447
   Receivables and deposits                                    2,033           1,603
   Restricted escrows                                          2,301           2,022
   Other assets                                                1,075           1,416
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                112,420         110,716
                                                             118,253         116,549
      Less accumulated depreciation                          (60,699)        (59,137)
                                                              57,554          57,412
                                                            $ 64,925        $ 64,900
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                              513           1,512
   Due to affiliates                                             158             187
   Tenant security deposit liabilities                           621             567
   Other liabilities                                             945             563
   Advances from affiliate                                     2,025           2,233
   Mortgage note payable                                      53,387          53,689

Minority interest                                              4,829          4,529

Partners' (Deficit) Capital
   General partners                                           (2,738)         (2,779)
   Investor limited partners (649 units issued and
      outstanding)                                             5,185           4,399
                                                               2,447           1,620
                                                            $ 64,925        $ 64,900

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements


b)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                             Three Months Ended
                                                                 March 31,
                                                            2001            2000
Revenues:
   Rental income                                           $7,301          $5,690
   Other income                                               329             308
      Total revenues                                        7,630           5,998

Expenses:
   Operating                                                2,906           2,435
   General and administrative                                 167             125
   Depreciation                                             1,562           1,289
   Interest                                                 1,336           1,309
   Property taxes                                             450             440
   Bad debt expense                                            82             168

      Total expenses                                        6,503           5,766

Income before minority interest                             1,127             232
Minority interest in net earnings of operating
   partnerships                                              (300)            (83)

Net income                                                  $ 827          $ 149

Net income allocated to general partners (5%)               $ 41            $ 7
Net income allocated to investor limited
   partners (95%)                                             786             142

                                                            $ 827          $ 149

Net income per limited partnership unit                    $1,211          $ 219

            See Accompanying Notes to Consolidated Financial Statements


c)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 1999                     649         $(2,865)     $ 2,760     $ (105)

Net income for the three months
   ended March 31, 2000                   --               7          142        149

Partners' (deficit) capital at
   March 31, 2000                        649         $(2,858)     $ 2,902      $ 44

Partners' (deficit) capital at
   December 31, 2000                     649         $(2,779)     $ 4,399     $ 1,620

Net income for the three months
   ended March 31, 2001                   --              41          786        827

Partners' (deficit) capital at
   March 31, 2001                        649         $(2,738)     $ 5,185    $ 2,447

            See Accompanying Notes to Consolidated Financial Statements


d)
                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001          2000
Cash flows from operating activities:
  Net income                                                     $ 827         $ 149
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Minority interest in net earnings of operating
      partnerships                                                  300            83
     Depreciation                                                 1,562         1,289
     Amortization of loan costs                                      35            31
     Bad debt expense                                                82           168
     Change in accounts:
      Receivables and deposits                                     (512)         (516)
      Other assets                                                  306           381
      Accounts payable                                              (91)          210
      Tenant security deposit liabilities                            54            (8)
      Other liabilities                                             382           482
      Due to affiliate                                              (29)           --
         Net cash provided by operating activities                2,916         2,269

Cash flows from investing activities:
   Property improvements and replacements                        (2,612)       (1,551)
   Net deposits to restricted escrows                              (279)         (293)
         Net cash used in investing activities                   (2,891)       (1,844)

Cash flows from financing activities:
   Payments on advances from affiliate                             (208)           --
   Payments on mortgage note payable                               (302)         (304)
         Net cash used in financing activities                     (510)         (304)

Net (decrease) increase in cash and cash equivalents               (485)          121

Cash and cash equivalents at beginning of period                  2,447         2,343

Cash and cash equivalents at end of period                      $ 1,962       $ 2,464

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 863         $ 850

Included in property  improvements  and  replacements for the three months ended
March 31, 2001 are approximately $908,000 of improvements which were included in accounts payable at December 31, 2000.

            See Accompanying Notes to Consolidated Financial Statements


e)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is ultimately controlled by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the three months ended March 31, 2001 and 2000:

                                                                2001        2000
                                                                 (in thousands)
     Property management fees (included in operating
        expenses)                                              $ 222       $ 179
     Reimbursement for services of affiliates (included
        in general and administrative expense)                   128          78
     Asset management fee (included in general and
        administrative expense)                                   25          25
     Annual administration fee (included in general
        and administrative expense)                                3           3
     Interest expense on advances from affiliate                  59          --

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $222,000 and $179,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $128,000 and $78,000 for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001 and December 31, 2000, approximately $101,000 and $157,000, respectively, of these fees were accrued and included in due to affiliates in the accompanying consolidated balance sheets.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for both the three months ended March 31, 2001 and 2000.

At March 31, 2001 and December 31, 2000, the Partnership owed advances of approximately $2,025,000 and $2,233,000, respectively, to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $57,000 which is included in other liabilities. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $59,000 in interest expense during the three months ended March 31, 2001. Additionally, during the three months ended March 31, 2001, the Partnership made payments of approximately $208,000. No advances were owed at March 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 445.65 limited partnership units (the "Units") in the Partnership representing 68.67% of the outstanding units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.67% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

The Partnership did not make any distributions to its partners during either of the three months ended March 31, 2001 or 2000.

Note D - Legal Proceedings

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

Item 2.     Management's Discussion and Analysis or Plan of Operations

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
                                                       2001          2000
       Springhill Lake Apartments
          Greenbelt, Maryland                          97%            82%

The increase in occupancy is due to significant renovation and beautification efforts at the property. Additionally, emphasis was placed on quickly readying vacant units for occupancy and implementing new marketing strategies.

Results of Operations

The  Registrant's  net  income for the three  months  ended  March 31,  2001 was approximately $827,000 as compared to approximately $149,000 for the corresponding period in 2000. Income before minority interest in net earnings for the three months ended March 31, 2001 was approximately $1,127,000 as compared to approximately $232,000 for the corresponding period in 2000. The increase in income before minority interest for the three months ended March 31, 2001 is primarily the result of an increase in total revenues which was partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental and other income. Rental income increased due to a significant increase in occupancy at the property as discussed above and a decrease in concessions offered to tenants. Other income increased primarily due to increases in long distance telephone commissions, late charges and interest income.

Total expenses increased primarily due to an increase in operating, general and administrative, depreciation and interest expenses which more than offset the decrease in bad debt expense. Operating expenses increased primarily due to an increase in utility expenses, maintenance salaries, maintenance expenses and exterior building projects. Depreciation expense increased due to the completion of capital improvements and replacements at the property during the past twelve months. Interest expense increased due to interest recognized on advances from affiliates. No such advances were owed at March 31, 2000. Bad debt expense decreased due to a decrease in write-offs of tenant receivables and charges that were deemed to be uncollectible.

General and administrative expenses increased due to an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $1,962,000 as compared to approximately $2,464,000 at March 31, 2000. Cash and cash equivalents decreased approximately $485,000 for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is the result of approximately $2,891,000 and $510,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $2,916,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property and payments on the advances from affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

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

Springhill Lake: For 2001, the Partnership budgeted approximately $4,950,000 for capital improvements at Springhill Lake consisting primarily of carpet replacement, structural improvements, building refurbishment, general enhancements and parking lot resurfacing. For the three months ended March 31, 2001, the property has spent approximately $1,704,000 on capital expenditures, consisting primarily of recreational facility upgrades, swimming pool enhancements, electrical and plumbing upgrades, parking area upgrades, flooring and appliance replacements, heating and cooling upgrades, exterior painting and roof and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $53,387,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership did not make any distributions to its partners during the three months ended March 31, 2001 or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 445.65 limited partnership units (the "Units") in the Partnership representing 68.67% of the outstanding units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.67% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. Based on interest rates at March 31, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2001. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt approximated its carrying amount as of March 31, 2001.

Principal amount by expected maturity:

       Long Term Debt
                               Fixed Rate Debt      Average Interest Rate
                                (in thousands)

               2001                $ 1,446                  9.30%
               2002                  2,049                  9.30%
               2003                 49,892                  9.30%
               Total               $53,387

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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