Form 10-Q
period 2001-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2001-08-07
CIK 763399

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

                    For the quarterly period ended June 30, 2001

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

ITEM 1.     FINANCIAL STATEMENTS

a)
                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)

                                  June 30, 2001

                                                            June 30,      December 31,
                                                              2001            2000
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 1,138         $ 2,447
   Receivables and deposits                                    2,722           1,663
   Restricted escrows                                          2,233           2,022
   Other assets                                                  527           1,416
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                115,050         110,716
                                                             120,883         116,549
      Less accumulated depreciation                          (62,284)        (59,137)
                                                              58,599          57,412
                                                            $ 65,219        $ 64,960
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                              617           1,512
   Due to affiliates                                              19             187
   Tenant security deposit liabilities                           666             567
   Other liabilities                                           1,027             623
   Advances from affiliate                                     1,747           2,233
   Mortgage note payable                                      52,770          53,689

Minority interest                                              5,129          4,529

Partners' (Deficit) Capital
   General partners                                           (2,698)         (2,779)
   Limited partners (649 units issued and
      outstanding)                                             5,942           4,399
                                                               3,244           1,620
                                                            $ 65,219        $ 64,960

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Certain amounts have been reclassified to conform to the presentation of the June 30, 2001 balance sheet.

            See Accompanying Notes to Consolidated Financial Statements


b)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2001          2000         2001         2000
Revenues:
  Rental income                            $ 7,390      $ 6,192      $14,691      $11,882
  Other income                                 337          326          666          634
      Total revenues                         7,727        6,518       15,357       12,516

Expenses:
   Operating                                 3,009        2,772        5,915        5,207
   General and administrative                  180          145          347          270
   Depreciation                              1,585        1,386        3,147        2,675
   Interest                                  1,317        1,294        2,653        2,603
   Property taxes                              466          452          916          892
   Bad debt expense, net                        73           63          155          231
      Total expenses                         6,630        6,112       13,133       11,878

Income before minority interest              1,097          406        2,224          638

Minority interest in net income
   of operating partnerships                  (300)        (173)        (600)        (256)

Net income                                  $ 797        $ 233       $ 1,624       $ 382

Net income allocated to general
  partners (5%)                             $ 40          $ 12         $ 81         $ 19

Net income allocated to limited
   partners (95%)                              757          221        1,543          363

                                            $ 797        $ 233       $ 1,624       $ 382

Net income per limited partnership
  unit                                     $ 1,167       $ 340       $ 2,378       $ 559

            See Accompanying Notes to Consolidated Financial Statements

c)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 1999                     649         $(2,865)     $ 2,760     $ (105)

Net income for the six months
   ended June 30, 2000                    --              19          363        382

Partners' (deficit) capital at
   June 30, 2000                         649         $(2,846)     $ 3,123     $ 277

Partners' (deficit) capital at
   December 31, 2000                     649         $(2,779)     $ 4,399     $ 1,620

Net income for the six months
   ended June 30, 2001                    --              81        1,543      1,624

Partners' (deficit) capital at
   June 30, 2001                         649         $(2,698)     $ 5,942    $ 3,244

            See Accompanying Notes to Consolidated Financial Statements


d)
                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net income                                                      $ 1,624       $ 382
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest in net income of operating
      partnerships                                                    600          256
     Depreciation                                                   3,147        2,675
     Amortization of loan costs                                        68           62
     Bad debt expense, net                                            155          231
     Change in accounts:
      Receivables and deposits                                     (1,214)      (1,174)
      Other assets                                                    821          827
      Accounts payable                                                 13          849
      Tenant security deposit liabilities                              99           21
      Other liabilities                                               404          341
      Due to affiliates                                              (168)          --
           Net cash provided by operating activities                5,549        4,470

Cash flows from investing activities:
  Property improvements and replacements                           (5,242)      (3,708)
  Net deposits to restricted escrows                                 (211)        (574)
           Net cash used in investing activities                   (5,453)      (4,282)

Cash flows from financing activities:
  Payments on mortgage note payable                                  (919)        (734)
  Payments on advances from affiliate                              (1,172)          --
  Advance from affiliate                                              686           --
           Net cash used in financing activities                   (1,405)        (734)

Net decrease in cash and cash equivalents                          (1,309)        (546)

Cash and cash equivalents at beginning of period                    2,447        2,343

Cash and cash equivalents at end of period                        $ 1,138      $ 1,797

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,606      $ 2,118

Included in property improvements and replacements for the six months ended June
30, 2001 are approximately $908,000 of improvements which were included in accounts payable at December 31, 2000.

            See Accompanying Notes to Consolidated Financial Statements


e)

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is ultimately controlled by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the
"Operating Partnerships"). Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant interpartnership accounts and transactions have been eliminated in consolidation.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Limited Partnership Agreement provides for (i) certain payments to affiliates for services, (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership, (iii) an annual asset management fee of $100,000 and (iv) an annual administration fee of $10,000.

The following transactions with affiliates of the Managing General Partner were charged to expense for the six months ended June 30, 2001 and 2000:

                                                         2001          2000
                                                           (in thousands)
     Property management fees (included in
       operating expenses)                              $ 457          $ 367
     Reimbursement for services of affiliates
       (included in general and administrative
       expense and investment property)                   663            171
     Asset management fee (included in general
       and administrative expense)                         50             50
     Annual administration fee (included in
       general and administrative expense)                  5              5

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $457,000 and $367,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $663,000 and $171,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these amounts at June 30, 2001 are reimbursements of approximately $402,000 for construction oversight costs. There were no such expenditures at June 30, 2000.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $50,000 in asset management fees and approximately $5,000 in administrative fees for both the six months ended June 30, 2001 and 2000.

At June 30, 2001 and December 31, 2000, the Partnership owed advances of approximately $1,747,000 and $2,233,000, respectively, to an affiliate of the Managing General Partner including accrued interest thereon of approximately $19,000 and $30,000, respectively, which is included in due to affiliates. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $117,000 in interest expense during the six months ended June 30, 2001. Additionally, during the six months ended June 30, 2001, the Partnership received advances of approximately $686,000 and made payments of approximately $1,172,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 446.65 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Legal Proceedings

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. On December 26, 1996, the Registrant filed its position statement in this matter. In his charge, the Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race. In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. The Managing General Partner does not anticipate that any cost, whether legal or settlement cost, associated with this case will be material to the Registrant's overall operations.

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

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
                                                       2001          2000
       Springhill Lake Apartments
          Greenbelt, Maryland                          97%            85%

The increase in occupancy is due to significant renovation and beautification efforts at the property. Additionally, emphasis was placed on quickly readying vacant units for occupancy and implementing new marketing strategies.

Results of Operations

The  Registrant's  net  income  for the six  months  ended  June  30,  2001  was approximately $1,624,000 as compared to approximately $382,000 for the corresponding period in 2000. The Registrant's net income for the three months ended June 30, 2001 was approximately $797,000 as compared to approximately $233,000 for the corresponding period in 2000. Income before minority interest for the six months ended June 30, 2001 was approximately $2,224,000 as compared to approximately $638,000 for the corresponding period in 2000. Income before minority interest for the three months ended June 30, 2001 was approximately $1,097,000 as compared to approximately $406,000 for the corresponding period in 2000. The increase in income before minority interest for the three and six months ended June 30, 2001 is primarily the result of an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in both rental and other income. Rental income increased due to a significant increase in occupancy at the property as discussed above and a decrease in concessions offered to tenants. Other income increased primarily due to an increase in interest income, late charges and tenant reimbursement.

Total expenses increased primarily due to an increase in operating, general and administrative and depreciation expenses which more than offset the decrease in bad debt expense. Operating expense increased primarily due to an increase in utility expense, especially natural gas, maintenance salaries, interior painting projects and property management expenses which is charged as a percentage of tenant rent collections. Depreciation expense increased due to the completion of capital improvements and replacements at the property during the past twelve months. Bad debt expense decreased due to increased occupancy and the renovation project attracting more desirable tenants.

General and administrative expenses increased due to an increase in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $1,138,000 as compared to approximately $1,797,000 at June 30, 2000. Cash and cash equivalents decreased approximately $1,309,000 for the six months ended June 30, 2001 from December 31, 2000. The decrease in cash and cash equivalents is the result of approximately $5,453,000 and $1,405,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $5,549,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property and payments on advances from affiliate offset by an advance from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements.

For 2001, the Partnership budgeted approximately $4,950,000 for capital improvements at Springhill Lake Apartments consisting primarily of flooring replacements, structural improvements, building refurbishments, water submetering, general enhancements and parking lot resurfacing. During the six months ended June 30, 2001, the property completed approximately $4,334,000 of capital expenditures, consisting primarily of electrical and plumbing upgrades, water submetering, flooring and appliance replacements, structural improvements, recreational facility upgrades, swimming pool enhancements, interior and exterior improvements and parking area upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $52,770,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

At June 30, 2001, the Partnership owed advances of approximately $1,747,000 to an affiliate of the Managing General Partner including accrued interest thereon of approximately $19,000. During the six months ended June 30, 2001, the Partnership received advances of approximately $686,000 and made payments of approximately $1,172,000.

The Partnership did not make any distributions to its partners during the six months ended June 30, 2001 or 2000. The Partnership is prohibited from making distributions until all advances from its affiliate are repaid. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 446.65 limited partnership units (the "Units") in the Partnership representing 68.82% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.82% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. Based on interest rates at June 30, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2001. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt is approximately $54,340,000 as of June 30, 2001.

Principal amount by expected maturity:

       Long Term Debt
                               Fixed Rate Debt      Average Interest Rate
                                (in thousands)

               2001                $   829                  9.30%
               2002                  2,049                  9.30%
               2003                 49,892                  9.30%
               Total               $52,770

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

Grady v. Springhill Lake Apartments (Pending before the Prince George's County Human Relations Commission, case no. AP94-1233). This public accommodation discrimination claim was filed on December 16, 1994, however, the Commission failed to notify the Registrant of the charge until September 8, 1996. On December 26, 1996, the Registrant filed its position statement in this matter. In his charge, the Complaintant claims that he was denied information regarding the rental of an apartment for commercial use because of his race. In fact, the Property does not lease apartments for commercial use, and, at the time, the Property had no commercial space available for lease. In addition, the Registrant believes that the almost two year delay in notifying the Registrant of the charge is so prejudicial that the charge should be dismissed. The Registrant is vigorously defending this matter. The Managing General Partner does not anticipate that any cost, whether legal or settlement cost, associated with this case will be material to the Registrant's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K dated July 6, 2001 and filed on July 13, 2001, disclosing the dismissal of Arthur Andersen LLP as the Registrant's certifying accountant and the appointment of Ernst & Young LLP as the certifying accountants for the year ended December 31, 2001.

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