Form 10-Q
period 2001-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2001-11-14
CIK 763399

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

              For the quarterly period ended September 30, 2001

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
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                         September 30,    December 31,
                                                              2001            2000
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                 $ 887          $ 2,447
   Receivables and deposits                                    3,350           1,663
   Restricted escrows                                          2,504           2,022
   Other assets                                                  564           1,416
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                117,627         110,716
                                                             123,460         116,549
      Less accumulated depreciation                          (63,892)        (59,137)
                                                              59,568          57,412
                                                            $ 66,873        $ 64,960
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                         $ 1,867         $ 1,512
   Due to affiliates                                              12             187
   Accrued property taxes                                        479              --
   Tenant security deposit liabilities                           729             567
   Other liabilities                                             676             623
   Advances from affiliate                                     1,632           2,233
   Mortgage note payable                                      52,295          53,689

Minority interest                                              5,416          4,529

Partners' (Deficit) Capital
   General partners                                           (2,672)         (2,779)
   Limited partners (649 units issued and
      outstanding)                                             6,439           4,399
                                                               3,767           1,620
                                                            $ 66,873        $ 64,960

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts have been reclassified to conform to the presentation of the September 30, 2001 balance sheet.

         See Accompanying Notes to Consolidated Financial Statements

b)

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                            2001          2000         2001         2000
Revenues:
  Rental income                            $ 7,468      $ 6,836      $22,159      $18,718
  Other income                                 311          393          977        1,027
      Total revenues                         7,779        7,229       23,136       19,745

Expenses:
   Operating                                 3,269        2,516        9,184        7,723
   General and administrative                  190          293          537          563
   Depreciation                              1,666        1,462        4,813        4,137
   Interest                                  1,309        1,326        3,962        3,929
   Property taxes                              478          438        1,394        1,330
   Bad debt expense, net                        57          133          212          364
      Total expenses                         6,969        6,168       20,102       18,046

Income before minority interest                810        1,061        3,034        1,699

Minority interest in net income
   of operating partnerships                  (287)        (298)        (887)        (554)

Net income                                  $ 523        $ 763       $ 2,147      $ 1,145

Net income allocated to general
  partners (5%)                             $ 26          $ 38        $ 107         $ 57
Net income allocated to limited
   partners (95%)                              497          725        2,040        1,088

                                            $ 523        $ 763       $ 2,147      $ 1,145

Net income per limited partnership
  unit                                      $ 765       $ 1,117      $ 3,143      $ 1,676

         See Accompanying Notes to Consolidated Financial Statements

c)

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 1999                     649         $(2,865)     $ 2,760     $ (105)

Net income for the nine months
   ended September 30, 2000               --              57        1,088      1,145

Partners' (deficit) capital at
   September 30, 2000                    649         $(2,808)     $ 3,848    $ 1,040

Partners' (deficit) capital at
   December 31, 2000                     649         $(2,779)     $ 4,399     $ 1,620

Net income for the nine months
   ended September 30, 2001               --             107        2,040      2,147

Partners' (deficit) capital at
   September 30, 2001                    649         $(2,672)     $ 6,439    $ 3,767

         See Accompanying Notes to Consolidated Financial Statements


d)
                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2001         2000
Cash flows from operating activities:
  Net income                                                        $ 2,147      $ 1,145
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest in net income of operating
      partnerships                                                      887          554
     Depreciation                                                     4,813        4,137
     Amortization of loan costs                                         102           83
     Bad debt expense, net                                              212          364
     Change in accounts:
      Receivables and deposits                                       (1,899)      (2,048)
      Other assets                                                      750          826
      Accounts payable                                                  (85)         165
      Tenant security deposit liabilities                               162           63
      Other liabilities                                                  84          234
      Due to affiliates                                                (175)         185
      Accrued property taxes                                            479          451
           Net cash provided by operating activities                  7,477        6,159

Cash flows from investing activities:
  Property improvements and replacements                             (6,560)      (5,606)
  Net deposits to restricted escrows                                   (482)        (105)
           Net cash used in investing activities                     (7,042)      (5,711)

Cash flows from financing activities:
  Payments on mortgage note payable                                  (1,394)      (1,134)
  Payments on advances from affiliate                                (1,287)          --
  Advance from affiliate                                                686        1,629
           Net cash (used in) provided by financing activities       (1,995)         495

Net (decrease) increase in cash and cash equivalents                 (1,560)         943
Cash and cash equivalents at beginning of period                      2,447        2,343
Cash and cash equivalents at end of period                           $ 887       $ 3,286

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $172 and
    $0, respectively, to an affiliate                               $ 3,874      $ 3,417

Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements included in
    accounts payable                                                $ 1,348      $ 1,213

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2001 are approximately $908,000 of improvements which were included in accounts payable at December 31, 2000.

         See Accompanying Notes to Consolidated Financial Statements


e)
                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its 86.66% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The limited partner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant interpartnership accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain of the 2000 balances have been reclassified to conform to the 2001 presentation.

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the nine months ended September 30, 2001 and 2000:

                                                         2001          2000
                                                           (in thousands)
     Property management fees (included in
       operating expenses)                              $ 684          $ 570
     Reimbursement for services of affiliates
       (included in general and administrative
       expense and investment property)                  2,132           415
     Asset management fee (included in general
       and administrative expense)                          78            78
     Annual administration fee (included in
       general and administrative expense)                   5             5

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $684,000 and $570,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $2,132,000 and $415,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 are reimbursements of approximately $1,727,000 for construction oversight costs. There were no such expenditures at September 30, 2000.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $78,000 and $5,000 in asset management fees and administrative fees, respectively, for each of the nine months ended September 30, 2001 and 2000.

At September 30, 2001 and December 31, 2000, the Partnership owed advances of approximately $1,632,000 and $2,233,000, respectively, to an affiliate of the Managing General Partner. Accrued interest thereon of approximately $12,000 and $30,000, respectively, is included in due to affiliates. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $154,000 and $37,000 in interest expense during the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and 2000, the Partnership received advances of approximately $686,000 and $1,629,000, respectively, and made payments of approximately $1,287,000 and $0, respectively.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 447.15 limited partnership units (the "Units") in the Partnership representing 68.90% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.90% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Casualty

On April 19, 2001, a fire occurred at Springhill Lake Apartments damaging two buildings. Negotiations concerning this casualty are ongoing with the insurance carrier. Thus, the financial statement impact cannot be practicably determined at this time. The Partnership does not expect to recognize a loss from this event.

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

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
                                                       2001          2000
       Springhill Lake Apartments
          Greenbelt, Maryland                          97%            87%

The increase in occupancy is due to significant renovation and beautification efforts at the property. Additionally, emphasis was placed on quickly readying vacant units for occupancy and implementing new marketing strategies.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2001 was approximately $2,147,000 compared to approximately $1,145,000 for the corresponding period in 2000. The Registrant's net income for the three months ended September 30, 2001 was approximately $523,000 compared to approximately $763,000 for the corresponding period in 2000. Income before minority interest for the nine months ended September 30, 2001 was approximately $3,034,000 compared to approximately $1,699,000 for the corresponding period in 2000. Income before minority interest for the three months ended September 30, 2001 was approximately $810,000 compared to approximately $1,061,000 for the corresponding period in 2000. The increase in income before minority interest for the three and nine months ended September 30, 2001 is primarily the result of an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income offset by a decrease in other income. Rental income increased due to a significant increase in occupancy at the property as discussed above and a decrease in concessions offered to tenants. Other income decreased primarily due to a decrease in interest income and tenant reimbursements.

Total expenses increased primarily due to an increase in operating, depreciation and property tax expenses partially offset by a decrease in general and administrative and bad debt expenses. Operating expense increased primarily due to an increase in utility expenses, especially natural gas, interior and exterior common area painting projects, insurance premiums, contract work and property management expenses which is charged as a percentage of tenant rent collections. Depreciation expense increased due to the completion of capital improvements and replacements at the property during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authority. Bad debt expense decreased due to increased occupancy and tenant retention and the renovation project attracting more desirable tenants. General and administrative expenses decreased due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $887,000 compared to approximately $3,286,000 at September 30, 2000. Cash and cash equivalents decreased approximately $1,560,000 since December 31, 2000 due to approximately $7,042,000 and $1,995,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $7,477,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property and payments on advances from affiliate partially offset by an advance from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements.

For 2001, the Partnership budgeted approximately $7,176,000 for capital improvements at Springhill Lake Apartments consisting primarily of flooring replacements, structural improvements, building refurbishments, water submetering, general enhancements and parking lot resurfacing. During the nine months ended September 30, 2001, the property completed approximately $7,000,000 of capital expenditures, consisting primarily of electrical and plumbing upgrades, water submetering, flooring and appliance replacements, roof replacements, structural improvements, recreational facility upgrades, swimming pool enhancements, interior and exterior improvements and parking area upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $52,295,000 is amortized over 120 months with a balloon payment of approximately $49,017,000 due in May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

At September 30, 2001 and December 31, 2000, the Partnership owed advances of approximately $1,632,000 and $2,233,000, respectively, to an affiliate of the Managing General Partner. Accrued interest thereon of approximately $12,000 and $30,000, respectively, is included in due to affiliates. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $154,000 and $37,000 in interest expense during the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and 2000, the Partnership received advances of approximately $686,000 and $1,629,000, respectively, and made payments of approximately $1,287,000 and $0, respectively.

The Partnership did not make any distributions to its partners during the nine months ended September 30, 2001 or 2000. The Partnership is prohibited from making distributions until all advances from its affiliate are repaid. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 447.15 limited partnership units (the "Units") in the Partnership representing 68.90% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 68.90% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. As of September 30, 2001, the Partnership owes approximately $1,632,000 in such advances which are repaid as the property's cash flow allows. Based on interest rates at September 30, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2001. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt is approximately $53,655,000 as of September 30, 2001.

Principal amount by expected maturity:

         Long Term Debt
                               Fixed Rate Debt      Average Interest Rate
                                (in thousands)

               2001                 $ 354                   9.30%
               2002                  2,049                  9.30%
               2003                 49,892                  9.30%
               Total               $52,295

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