Form 10-K
period 2001-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2002-03-29
CIK 763399

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant" or the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former General Partner of the Operating Partnerships whose interest was converted to that of a Limited Partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop" or "Managing General Partner") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"), the controlling entities which are Winthtrop Financial Associates, a Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). See "Transfer of Control". The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

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

The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for approximately $73,515,000, of which $58,000,000 was financed by means of a mortgage loan, which was subsequently refinanced in 1993. See "Item
8. Financial Statements - Note F" for further information concerning the mortgage loan encumbering the property.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 7." of this Form 10-K.

Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of FWC, the sole shareholder of the Managing General Partner, as well as a 20.7% limited partnership interest in the Partnership. In connection with this transaction, the by-laws of the Managing General Partner were amended and restated and certain agreements were entered into between WFA and Insignia, the shareholders of FWC. As result of these agreements, Insignia was granted the right to elect one director to the Managing General Partner's Board of Directors (the "Class B Director"). Further, a Residential Committee of the Board of Directors of the Managing General Partner was established, the members of which are to be appointed by the Class B Director. The Residential Committee is vested with the authority to elect officers and, together they have the right to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

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

Item 2.     Description of Property

The Registrant owns no property other than its interest in the Operating Partnerships. The following table sets forth the Registrant's investments in property through its Operating Partnerships:

                                   Date of
            Property               Purchase      Type of Ownership           Use

Springhill Lake Apartments          10/84    Fee ownership subject        Apartment
  Greenbelt, Maryland                        to a first mortgage.        2,899 units

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

                       Gross
                     Carrying     Accumulated                                 Federal
Property               Value      Depreciation      Rate        Method       Tax Basis
                           (in thousands)                                  (in thousands)

Springhill Lake      $125,133       $65,806       10-25 yrs       S/L         $37,846

See "Item 8. Financial Statements, Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                    Principal    Principal                                    Principal
                    Balance At   Balance At   Stated                           Balance
                   December 31, December 31, Interest    Period   Maturity      Due At
Property               2001         2000       Rate    Amortized    Date     Maturity (1)
                        (in thousands)                                      (in thousands)
Springhill Lake
  1st mortgage       $51,788      $53,689      9.30%    10 years    05/03      $49,166

(1) See "Item 8. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

 Average annual rental rate and occupancy for 2001 and 2000 for the property:

                                Average Annual             Average Annual
                                 Rental Rates                 Occupancy
                                  (per unit)
Property                     2001           2000          2001         2000

Springhill Lake             $10,527       $10,051         97%          90%

The increase in occupancy is due to significant renovations and beautification efforts at the property. Additionally, emphasis was placed on quickly readying vacant units for occupancy and implementing new marketing strategies.

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

 Real Estate Taxes and Rates

 Real estate taxes and rates in 2001 for the property were:

                              2001              2001
                            Billing             Rate
                         (in thousands)

Springhill Lake              $1,791             4.53%

Capital Improvements

The Partnership completed approximately $8,673,000 in capital expenditures at Springhill Lake during the year ended December 31, 2001, consisting primarily of appliance, heating, plumbing, water heater, air conditioning, countertop, cabinet, floor covering, furniture and fixture replacements, pool upgrades, interior decoration, major landscaping, exterior painting, parking lot upgrades, recreational facility improvements, vehicles, fencing, roof replacement, electrical and structural improvements. These improvements were funded primarily from replacement reserves, advances from affiliates and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $870,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 144 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner owned 519.90 units or 80.11% of the outstanding units at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 2001, 2000 and 1999, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the Project.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 519.90 limited partnership units (the "Units") in the Partnership representing 80.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.11% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 6.     Selected Financial Data (in thousands, except unit data):

                                 2001        2000        1999         1998        1997
Total revenues from
  rental operations            $ 31,004    $ 27,220    $ 26,159     $ 24,940    $ 25,218

Net income                      $ 2,387    $ 1,725     $ 1,056       $ 196        $ 406

Net income per limited
  partnership unit              $ 3,495    $ 2,525     $ 1,545       $ 287        $ 595

Limited partnership units
  outstanding                    $ 649      $ 649       $ 649        $ 649        $ 649

Total assets                   $ 67,310    $ 64,900    $ 61,613     $ 62,353    $ 62,627

Mortgage note payable          $ 51,788    $ 53,689    $ 55,402     $ 57,083    $ 58,498

The above selected financial data should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements".

Item 7.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

2001 Compared with 2000

The Registrant's net income for the year ended December 31, 2001 was approximately $2,387,000 compared to net income of approximately $1,725,000 for the year ended December 31, 2000 (See "Item 8. Financial Statements - Note D" for a reconciliation of these amounts to the Registrant's federal taxable income). Income before minority interest for the year ended December 31, 2001 was approximately $3,328,000 compared to approximately $2,523,000 for the year ended December 31, 2000. The increase in income before minority interest is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in average annual rental rates combined with a significant increase in average occupancy and a significant decrease in concessions offered to tenants. Other income decreased due to decreases in ancillary income and interest income which was offset by an increase in tenant reimbursements.

Total expenses increased due to an increase in operating, depreciation, general and administrative and property tax expenses partially offset by a decrease in bad debt expense. Operating expense increased primarily due to an increase in utility expenses, especially natural gas, interior and exterior common area painting projects, insurance premiums, contract work and property management expense which is charged as a percentage of tenant rent collections. Depreciation expense increased due to the completion of property improvements and replacements at the property during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authority. Bad debt expense decreased due to increased occupancy and tenant retention and the renovation project attracting more desirable tenants.

General and administrative expenses increased due to an increase in the costs of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership.

2000 Compared to 1999

The Registrant's net income for the year ended December 31, 2000 was approximately $1,725,000 compared to net income of approximately $1,056,000 for the year ended December 31, 1999 (See "Item 8. Financial Statements - Note D" for a reconciliation of these amounts to the Registrant's federal taxable income). Income before minority interest for the year ended December 31, 2000 was approximately $2,523,000 compared to approximately $1,727,000 for the year ended December 31, 1999. The increase in income before minority interest was due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was attributable to an increase in rental and other income. Rental income increased due to an increase in average annual rental rates. Other income increased due to increases in auxillary income and an increase in interest income as a result of higher average cash balances held in interest bearing accounts offset by the receipt in May 1999 of attorney fees and costs received as a result of a summary judgment in favor of the Partnership.

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

Liquidity and Capital Reserves

At December 31, 2001, the Registrant held cash and cash equivalents of approximately $2,277,000, compared to approximately $2,447,000 at December 31, 2000. The decrease of approximately $170,000 was due to approximately $9,218,000 and $2,281,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $11,329,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property and payments on advances from affiliate partially offset by advances from an affiliate. The registrant invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $870,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $51,788,000 is amortized over 10 years with a balloon payment of approximately $49,166,000 due in May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the years ended December 31, 2001, 2000 and 1999, there were no cash distributions. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 519.90 limited partnership units (the "Units") in the Partnership representing 80.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.11% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. As of December 31, 2001, the Partnership owes approximately $1,853,000 in such advances which are repaid as the property's cash flow allows. Based on interest rates at December 31, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2001. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt is approximately $53,123,000 as of December 31, 2001.

Principal amount by expected maturity:

          Long Term Debt
                               Fixed Rate Debt      Average Interest Rate
                                (in thousands)

               2002                $ 2,075                  9.30%
               2003                 49,713                  9.30%
               Total               $51,788


Item 8.     Financial Statements

      Report of Ernst & Young LLP, Independent Auditors

      Report of Arthur Andersen LLP, Independent Auditors

      Consolidated Balance Sheets - December 31, 2001 and 2000

      Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



To The Partners of
Springhill Lake Investors Limited Partnership


We have audited the accompanying consolidated balance sheet of Springhill Lake Investors Limited Partnership as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Springhill Lake Investors Limited Partnership:


We have audited the accompanying consolidated balance sheet of Springhill Lake Investors Limited Partnership and Subsidiaries as of December 31, 2000, and the consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards general accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springhill Lake Investors Limited Partnership and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.



                                                        /s/Arthur Andersen LLP


Denver, Colorado,
February 8, 2001.

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                           December 31,  December 31,
                                                               2001          2000
Assets
   Cash and cash equivalents                                  $ 2,277       $ 2,447
   Receivables and deposits                                     2,118         1,603
   Restricted escrows                                           2,332         2,022
   Other assets                                                 1,256         1,416
   Investment Property (Notes C and F):
     Land                                                       5,833         5,833
     Buildings and related personal property                  119,300       110,716
                                                              125,133       116,549
     Less accumulated depreciation                            (65,806)      (59,137)
                                                               59,327        57,412
                                                             $ 67,310      $ 64,900
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                           $ 2,222       $ 1,512
   Due to affiliate (Note E)                                       99           187
   Tenant security deposit liabilities                            775           567
   Other liabilities                                            1,096           563
   Advances from affiliate (Note E)                             1,853         2,233
   Mortgage note payable (Note F)                              51,788        53,689
                                                               57,833        58,751

Minority Interest                                               5,470         4,529

Partners' (Deficit) Capital
   General partners                                            (2,660)       (2,779)
   Investor limited partners
     (649 units issued and outstanding)                         6,667         4,399
                                                                4,007         1,620
                                                             $ 67,310      $ 64,900

         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                        Years Ended December 31,
                                                     2001         2000          1999
Revenues:
   Rental income                                   $29,682       $25,809      $24,764
   Other income                                      1,322         1,411        1,395
      Total revenues                                31,004        27,220       26,159

Expenses:
   Operating                                        12,713        10,786       11,145
   General and administrative                          815           743          605
   Depreciation                                      6,727         5,548        4,406
   Interest                                          5,242         5,258        5,336
   Property taxes                                    1,849         1,779        1,777
   Bad debt expense                                    330           583        1,163
      Total expenses                                27,676        24,697       24,432

Income before minority interest                      3,328         2,523        1,727

Minority interest in net earnings of
   operating partnerships                             (941)         (798)        (671)

         Net income                                $ 2,387       $ 1,725      $ 1,056

Net income allocated to general partners (5%)       $ 119         $ 86          $ 53
Net income allocated to investor limited
   partners (95%)                                    2,268         1,639        1,003

         Net income                                $ 2,387       $ 1,725      $ 1,056

Net income per limited partnership unit            $ 3,495       $ 2,525      $ 1,545


         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
              For The Years Ended December 31, 2001, 2000 and 1999
                        (in thousands, except unit data)


                                                                                Total
                                       Limited                  Investor      Partners'
                                     Partnership    General     Limited       (Deficit)
                                        Units      Partners     Partners       Capital

Original capital contributions           649         $ --       $40,563        $40,563

Partners' (deficit) capital at
  December 31, 1998                      649        $(2,918)    $ 1,757        $(1,161)

Net income for the year ended
  December 31, 1999                       --             53       1,003          1,056

Partners' (deficit) capital at
  December 31, 1999                      649         (2,865)      2,760           (105)

Net income for the year ended
  December 31, 2000                       --             86       1,639          1,725

Partners' (deficit) capital at
  December 31, 2000                      649         (2,779)      4,399          1,620

Net income for the year ended
  December 31, 2001                       --            119       2,268          2,387

Partners' (deficit) capital at
  December 31, 2001                      649        $(2,660)    $ 6,667        $ 4,007

         See Accompanying Notes to Consolidated Financial Statements



                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                              Years Ended December 31,
                                                            2001         2000        1999
Cash flows from operating activities:
  Net income                                               $ 2,387      $ 1,725    $ 1,056
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Minority interest in net earnings of operating
      partnerships                                             941          798        671
     Depreciation                                            6,727        5,548      4,406
     Amortization of loan costs                                136           98        124
     Bad debt expense                                          330          583      1,163
     Change in accounts:
      Receivables and deposits                                (845)        (849)    (1,128)
      Other assets                                              24          (35)      (118)
      Accounts payable                                         988         (799)      (334)
      Tenant security deposit liabilities                      208           61        100
      Other liabilities                                        521         (113)      (552)
      Due to affiliate                                         (88)         187         --
         Net cash provided by operating activities          11,329        7,204      5,388

Cash flows from investing activities:
  Property improvements and replacements                    (8,908)      (7,654)    (6,156)
  Net (deposits to) withdrawals from restricted
   escrows                                                    (310)          34      1,464
         Net cash used in investing activities              (9,218)      (7,620)    (4,692)

Cash flows from financing activities:
  Proceeds from advances from affiliate                      1,115        2,329         --
  Payments on advances from affiliate                       (1,495)         (96)        --
  Payments on mortgage note payable                         (1,901)      (1,713)    (1,681)
         Net cash (used in) provided by financing
           activities                                       (2,281)         520     (1,681)

Net (decrease) increase in cash and cash equivalents          (170)         104       (985)

Cash and cash equivalents at beginning of year               2,447        2,343      3,328

Cash and cash equivalents at end of year                   $ 2,277      $ 2,447    $ 2,343

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately
   $225, $64, and $0, respectively, paid to an
   affiliate                                               $ 5,118      $ 5,167    $ 5,657

Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
   Payable and other liabilities                            $ 673        $ 908       $ --

         See Accompanying Notes to Consolidated Financial Statements


                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


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

Allocation of Profits, Gains and Losses: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 95% to the Limited Partners and 5% to the General Partner.

Gains from property sales are allocated in accordance with the Partnership Agreement.

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 2001, 2000 and 1999 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income per limited partnership unit for each year was computed as 95% of net income divided by 649 units outstanding.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $2,250,000 and $2,256,000 at December 31, 2001 and 2000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment in Property: Investment property consists of one apartment complex with an eight-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment property that have been permanently impaired have been written down to appraisal value. No adjustments for the impairment of value were necessary for the years ended December 31, 2001, 2000 or 1999. See "Recent Accounting Pronouncements" below.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $103,000, $209,000 and $367,000 for the years ended December 31, 2001, 2000 and 1999, respectively, were charged to operating expense as incurred.

Loan Costs: Loan costs of approximately $1,359,000 are included in other assets in the accompanying consolidated balance sheet as of December 31, 2001 and 2000. Accumulated amortization of approximately $1,178,000 and $1,042,000 was also included in other assets as of December 31, 2001 and 2000, respectively. These costs are amortized on a straight-line basis over the life of the loan.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $53,123,000, which is approximately $1,335,000 greater than carrying value. See "Recent Accounting Pronouncements" below.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income Taxes: No provision for income taxes is reflected in the accompanying consolidated financial statements. Each partner is required to report on his individual tax return his allocable share of income, gains, losses, deductions and credits.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

Note C - Real Estate and Accumulated Depreciation

                                                  Initial Cost

 Investment Properties                           To Partnership

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances      Land       Property       Acquisition
                           (in thousands)                      (in thousands)

Springhill Lake               $ 51,788       $ 5,833     $ 67,484        $ 51,816


                            Gross Amount At Which Carried
                                 At December 31, 2001
                                    (in thousands)

                                 Buildings
                                And Related
                                 Personal              Accumulated    Date    Depreciable
Description            Land      Property     Total    Depreciation Acquired  Life-Years


Springhill Lake      $ 5,833     $119,300    $125,133   $ 65,806     10/84      10-25

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are 5 - 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                  Years Ended December 31,
                                             2001            2000           1999
                                                       (in thousands)
Investment Properties
Balance at beginning of year               $116,549        $107,987       $101,831
   Property improvements                      8,673           8,562          6,156
   Disposition of property                      (89)             --             --
Balance at end of year                     $125,133        $116,549       $107,987

Accumulated Depreciation
Balance at beginning of year               $ 59,137        $ 53,589       $ 49,183
   Depreciation of real estate                6,727           5,548          4,406
   Disposition of property                      (58)             --             --
Balance at end of year                     $ 65,806        $ 59,137       $ 53,589

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is $124,419,000 and $115,871,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is $86,573,000 and $80,415,000.

Note D - Taxable Income

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income (in thousands, except per unit data):

                                                   2001         2000        1999

  Net income as reported                          $ 2,387      $ 1,725     $ 1,056
     Excess of accelerated depreciation for
       income tax purposes                            249          194        (124)
     Deferred revenue - laundry income                (72)        (147)       (161)
     Other                                          1,262         (152)        779

  Federal taxable income                          $ 3,826      $ 1,620     $ 1,550

  Federal taxable income per limited
     partnership unit                             $ 5,601      $ 2,371     $ 1,142

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2001             2000
  Net assets as reported:                          $ 4,007           $ 1,620
     Land and buildings                                (589)            (625)
     Accumulated depreciation                       (20,958)         (21,100)
     Deferred sales commission                          223              424
     Other                                            2,554            1,116

  Net liabilities - income tax method              $(14,763)        $(18,565)

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the years ended December 31, 2001, 2000 and 1999:

                                                         2001       2000       1999
                                                               (in thousands)

Property management fees (included in operating         $1,048     $ 790      $ 748
  expenses)
Reimbursement for services of affiliates (included
  in general administrative expense and                  2,484        839        419
  investment properties)
Asset management fee (included in general and
  administrative expense)                                  100        100        100
Annual administration fee (included in general
  and administrative expense)                               10         10         10
Interest expense                                           186         94         --

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $1,048,000, $790,000 and $748,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $2,484,000, $839,000 and $419,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,849,000, $290,000 and $90,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years. At December 31, 2001 approximately $88,000, of accountable administrative fees and expenses are accrued and are included in due to affiliate in the accompanying consolidated balance sheets.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2001, 2000 and 1999.

During the years ended December 31, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $1,115,000 and $2,329,000, respectively. Approximately $1,495,000 and $96,000 was repaid during 2001 and 2000, respectively. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $186,000 and $94,000 of interest expense related to these advances during the years ended December 31, 2001 and 2000, respectively. Of these amounts, approximately $11,000 and $30,000 was accrued at December 31, 2001 and 2000, respectively, and is included in due to affiliate. No such advances were made during 1999.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $246,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 519.90 limited partnership units (the "Units") in the Partnership representing 80.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.11% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note F - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                   Principal     Principal
                    Balance       Balance     Monthly                         Principal
                     Due At       Due At      Payment                          Balance
Property          December 31,  December 31, Including  Interest Maturity      Due At
                      2001         2000      Interest    Rate      Date       Maturity
                       (in thousands)                                      (in thousands)
Springhill Lake
  1st mortgage      $51,788       $53,689      $ 566     9.30%     05/03       $49,166

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

               2002          $ 2,075
               2003           49,713

              Total          $51,788

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August 31, 2011. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2001 are as follows (in thousands):

               2002           $ 123
               2003             112
               2004             101
               2005              91
               2006              93
            Thereafter          408
                              $ 928

Note H - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

                                      1st         2nd         3rd        4th
2001                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 7,630     $ 7,727     $ 7,779    $ 7,868    $31,004

Total expenses                        6,803       6,930       7,256      7,628     28,617

Net income                           $ 827       $ 797       $ 523      $ 240     $ 2,387

Net income per limited
  partnership unit                  $ 1,211     $ 1,167      $ 765      $ 352     $ 3,495


                                      1st         2nd         3rd        4th
2000                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 5,998     $ 6,518     $ 7,229    $ 7,475    $27,220

Total expenses                        5,849       6,285       6,466      6,895     25,495

Net income                           $ 149       $ 233       $ 763      $ 580     $ 1,725

Net income per limited
  partnership unit                   $ 219       $ 340      $ 1,117     $ 849     $ 2,525

An adjustment was made in the fourth quarter of 2001 of approximatley $230,000 to properly state minority interest which if recorded during the year ended December 31, 2001, would have increased net income for each quarter by approximately $50,000.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 6, 2001, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP and retained as its new Independent Auditors, Ernst & Young LLP. Arthur Andersen's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 2000 and through July 6, 2001, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective July 6, 2001, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through July 6, 2001, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

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

Name                        Age    Position

Patrick J. Foye              44    Vice President - Residential and Director
Martha L. Long               42    Vice President - Residential Accounting
Michael L. Ashner            49    Chief Executive Officer and Director
Peter Braverman              50    Executive Vice President and Director

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

The Residential Committee of the Managing General Partner fulfills the obligations of the Audit Committee and oversees the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Residential Committee of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The Residential Committee of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst and Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $52,000 and non-audit services (principally tax-related) of approximately $29,000.

Item 11.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 13, Certain Relationships and Related Transactions").

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                                                 Number
                 Entity                         of Units              Percentage

Insignia Financial Group, Inc.
  (an affiliate of AIMCO)                        241.15                 37.16%
AIMCO Properties, LP
  (an affiliate of AIMCO)                        278.75                 42.95%

Insignia Financial Group, Inc. is ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

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

Item 13.    Certain Relationships and Related Transactions

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

The following transactions with affiliates of the Managing General Partner were charged to expense for the years ended December 31, 2001, 2000 and 1999:

                                                      2001         2000       1999
                                                            (in thousands)

Property management fees                             $1,048        $ 790      $ 748
Reimbursement for services of affiliates              2,484          839        419
Asset management fee                                    100          100        100
Annual administration fee                                10           10         10
Interest expense                                        186           94         --

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $1,048,000, $790,000 and $748,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $2,484,000, $839,000 and $419,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,849,000, $290,000 and $90,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years. At December 31, 2001 approximately $88,000, of accountable administrative fees and expenses are accrued and are included in due to affiliate in the accompanying consolidated balance sheets.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2001, 2000 and 1999.

During the years ended December 31, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $1,115,000 and $2,329,000, respectively. Approximately $1,495,000 and $96,000 was repaid during 2001 and 2000, respectively. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $186,000 and $94,000 of interest expense related to these advances during the years ended December 31, 2001 and 2000, respectively. Of these amounts, approximately $11,000 and $30,000 was accrued at December 31, 2001 and 2000, respectively, and is included in due to affiliate. No such advances were made during 1999.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $246,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 519.90 limited partnership units (the "Units") in the Partnership representing 80.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.11% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 14.    Exhibits and Reports on Form 8-K

      (a)   Reports  on Form 8-K filed in the fourth  quarter  of fiscal  year
            2001:

            None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



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

16.1 Letter dated July 13, 2001, from the former accountant regarding its concurrence with the statements made by the Registrant in this Current Report.

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