Form 10-Q
period 2002-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2002-05-15
CIK 763399

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

                For the quarterly period ended March 31, 2002

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
                                   (Unaudited)
                       (in thousands, except unit data)


                                                           March 31,      December 31,
                                                              2002            2001
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 1,051         $ 2,277
   Receivables and deposits                                    2,361           2,118
   Restricted escrows                                          2,358           2,332
   Other assets                                                1,104           1,256
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                119,850         119,300
                                                             125,683         125,133
      Less accumulated depreciation                          (67,564)        (65,806)
                                                              58,119          59,327
                                                            $ 64,993        $ 67,310
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                          $ 976          $ 2,222
   Tenant security deposit liabilities                           786             775
   Other liabilities                                             933           1,096
   Due to affiliate                                              498           1,952
   Mortgage note payable                                      51,312          51,788
                                                              54,505          57,833

Minority interest                                              5,716           5,470

Partners' (Deficit) Capital
   General partners                                           (2,622)         (2,660)
   Investor limited partners (649 units issued and
      outstanding)                                             7,394           6,667
                                                               4,772           4,007
                                                            $ 64,993        $ 67,310

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements

b)

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                             Three Months Ended
                                                                  March 31,
                                                            2002            2001
Revenues:
   Rental income                                           $7,452          $7,219
   Other income                                               321             329
      Total revenues                                        7,773           7,548

Expenses:
   Operating                                                3,073           2,906
   General and administrative                                 184             167
   Depreciation                                             1,758           1,562
   Interest                                                 1,286           1,336
   Property taxes                                             461             450
      Total expenses                                        6,762           6,421

Income before minority interest                             1,011           1,127
Minority interest in net earnings of operating
   partnerships                                              (246)           (300)

Net income                                                  $ 765          $ 827

Net income allocated to general partners (5%)               $ 38            $ 41
Net income allocated to investor limited
   partners (95%)                                             727             786

                                                            $ 765          $ 827

Net income per limited partnership unit                    $1,120          $1,211

         See Accompanying Notes to Consolidated Financial Statements


c)

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 2001                     649         $(2,660)     $ 6,667     $ 4,007

Net income for the three months
   ended March 31, 2002                   --              38          727        765

Partners' (deficit) capital at
   March 31, 2002                        649         $(2,622)     $ 7,394    $ 4,772

         See Accompanying Notes to Consolidated Financial Statements


d)
                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002          2001
Cash flows from operating activities:
  Net income                                                     $ 765         $ 827
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Minority interest in net earnings of operating
      partnerships                                                  246           300
     Depreciation                                                 1,758         1,562
     Amortization of loan costs                                      34            35
     Change in accounts:
      Receivables and deposits                                     (243)         (430)
      Other assets                                                  118           306
      Accounts payable                                             (795)          (91)
      Tenant security deposit liabilities                            11            54
      Other liabilities                                            (120)          382
      Due to affiliate                                              (93)          (29)
         Net cash provided by operating activities                1,681         2,916

Cash flows from investing activities:
   Property improvements and replacements                        (1,044)       (2,612)
   Net deposits to restricted escrows                               (26)         (279)
         Net cash used in investing activities                   (1,070)       (2,891)

Cash flows from financing activities:
   Payments on advances from affiliate                           (1,361)         (208)
   Payments on mortgage note payable                               (476)         (302)
         Net cash used in financing activities                   (1,837)         (510)

Net decrease in cash and cash equivalents                        (1,226)         (485)

Cash and cash equivalents at beginning of period                  2,277         2,447

Cash and cash equivalents at end of period                      $ 1,051       $ 1,962

Supplemental disclosure of cash flow information:
   Cash paid for interest, including approximately $31
     and $32, respectively, paid to an affiliate                $ 1,254        $ 863

Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
     accounts payable                                            $ 179          $ --

At December 31, 2001 and 2000, approximately $673,000 and $908,000 of property improvements and replacements were included in accounts payable, respectively, which are included in property improvements and replacements during the three months ended March 31, 2002 and 2001, respectively.

         See Accompanying Notes to Consolidated Financial Statements

e)

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The Managing General Partner is ultimately controlled by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2001 information to conform to the 2002 presentation.

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

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $208,000 and $222,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $223,000 and $128,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $88,000 for the three months ended March 31, 2002. No construction management fees were paid during the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of certain additions to investment property. At December 31, 2001, approximately $88,000 of the reimbursements for accountable expenses were accrued and included in due to affiliate in the accompanying consolidated balance sheets. No amounts were accrued at March 31, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for each of the three months ended March 31, 2002 and 2001, which are included in general and administrative expenses.

At March 31, 2002 and December 31, 2001, the Partnership owed advances of approximately $492,000 and $1,853,000, respectively, to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $6,000 and $11,000, respectively, which are included in due to affiliate. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $26,000 and $59,000 in interest expense during the three months ended March 31, 2002 and 2001, respectively. Additionally, during the three months ended March 31, 2002 and 2001, the Partnership made principal payments of approximately $1,361,000 and $208,000, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

The investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                                            Average
                                                           Occupancy
                                                       2002          2001
       Springhill Lake Apartments
          Greenbelt, Maryland                          96%            97%

Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $765,000 compared to approximately $827,000 for the corresponding period in 2001. Income before minority interest in net earnings for the three months ended March 31, 2002 was approximately $1,011,000 compared to approximately $1,127,000 for the corresponding period in 2001. The decrease in income before minority interest is primarily the result of an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is attributable to an increase in rental income. Rental income increased due to an increase in average rental rates at the property and a decrease in bad debt expense partially offset by a slight decrease in occupancy.

Total expenses increased primarily due to an increase in operating, depreciation and general and administrative expenses partially offset by a decrease in interest expense. Operating expenses increased primarily due to an increase in utility and salaries and related employee expenses. Depreciation expense increased due to the completion of property improvements and replacements at the property during the past twelve months which are now being depreciated. Interest expense decreased due to payments on advances from affiliates and scheduled principal payments on the mortgage encumbering the property.

General and administrative expenses increased due to an increase in audit fees and taxes, fees and licenses. Also included in general and administrative expenses are reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $1,051,000 compared to approximately $1,962,000 at March 31, 2001. Cash and cash equivalents decreased approximately $1,226,000 from December 31, 2001 due to approximately $1,070,000 and $1,837,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $1,681,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the
Registrant's property and payments on the advances from affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2002, the property completed approximately $550,000 of capital improvements, consisting primarily of plumbing upgrades, flooring and appliance replacements, heating and cooling upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted approximately $1,136,000 for capital improvements at Springhill Lake consisting primarily of floor covering and appliance replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $51,312,000 is being amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2002 or 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 519.9 limited partnership units (the "Units") in the Partnership representing 80.11% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.11% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. As of March 31, 2002, the Partnership owes approximately $492,000 in such advances which are repaid as the property's cash flow allows. Based on interest rates at March 31, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2002. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt is approximately $52,409,000 as of March 31, 2002.

Principal amount by expected maturity:

Long Term Debt
                        Fixed Rate Debt      Average Interest Rate
                         (in thousands)

        2002                $ 1,564                  9.30%
        2003                 49,748                  9.30%
        Total               $51,312

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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