Form 10-Q
period 2002-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2002-08-14
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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
                       (in thousands, except unit data)

                                  June 30, 2002

                                                            June 30,      December 31,
                                                              2002            2001
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 1,424         $ 2,277
   Receivables and deposits                                    2,839           2,118
   Restricted escrows                                          2,622           2,332
   Other assets                                                  480           1,256
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                118,988         119,300
                                                             124,821         125,133
      Less accumulated depreciation                          (68,965)        (65,806)
                                                              55,856          59,327
                                                            $ 63,221        $ 67,310
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                         $ 1,208         $ 2,222
   Due to affiliates                                              --              99
   Tenant security deposit liabilities                           813             775
   Other liabilities                                             990           1,096
   Advances from affiliate                                        --           1,853
   Mortgage note payable                                      50,802          51,788
                                                              53,813          57,833

Minority interest                                              5,661           5,470

Partners' (Deficit) Capital
   General partners                                           (2,673)         (2,660)
   Limited partners (649 units issued and
      outstanding)                                             6,420           6,667
                                                               3,747           4,007
                                                            $ 63,221        $ 67,310

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Certain amounts have been reclassified to conform to the presentation of the June 30, 2002 balance sheet.

         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                              2002         2001         2002          2001
Revenues:
  Rental income                             $ 7,562      $ 7,317       $15,014      $14,536
  Other income                                  294          337           615          666
  Casualty gain                                 466           --           466           --
      Total revenues                          8,322        7,654        16,095       15,202

Expenses:
   Operating                                  3,567        3,009         6,640        5,915
   General and administrative                   178          180           362          347
   Depreciation                               1,573        1,585         3,331        3,147
   Interest                                   1,200        1,317         2,486        2,653
   Property taxes                               469          466           930          916
      Total expenses                          6,987        6,557        13,749       12,978

Income before minority interest               1,335        1,097         2,346        2,224

Minority interest in net income
   of operating partnerships                   (243)        (300)         (489)        (600)

Net income                                  $ 1,092       $ 797        $ 1,857      $ 1,624

Net income allocated to general
  partners (5%)                               $ 55         $ 40         $ 93          $ 81

Net income allocated to limited
   partners (95%)                             1,037          757         1,764        1,543

                                            $ 1,092       $ 797        $ 1,857      $ 1,624

Net income per limited partnership
  unit                                      $ 1,598      $ 1,167       $ 2,718      $ 2,378

Distributions per limited partnership
  unit                                      $ 3,099        $ --        $ 3,099        $ --

         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions           649           $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 2000                     649         $(2,779)     $ 4,399     $ 1,620

Net income for the six months
   ended June 30, 2001                    --              81        1,543      1,624

Partners' (deficit) capital at
   June 30, 2001                         649         $(2,698)     $ 5,942    $ 3,244



Partners' (deficit) capital at
   December 31, 2001                     649         $(2,660)     $ 6,667     $ 4,007

Distributions for the six months
   ended June 30, 2002                    --            (106)      (2,011)    (2,117)

Net income for the six months
   ended June 30, 2002                    --              93        1,764      1,857

Partners' (deficit) capital at
   June 30, 2002                         649         $(2,673)     $ 6,420    $ 3,747

         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net income                                                      $ 1,857      $ 1,624
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest in net income of operating
      partnerships                                                    489          600
     Depreciation                                                   3,331        3,147
     Casualty gain                                                   (466)          --
     Amortization of loan costs                                        68           68
     Bad debt expense, net                                            100          155
     Change in accounts:
      Receivables and deposits                                       (821)      (1,214)
      Other assets                                                    708          821
      Accounts payable                                               (384)          13
      Tenant security deposit liabilities                              38           99
      Other liabilities                                                51          404
      Due to affiliates                                               (99)        (168)
           Net cash provided by operating activities                4,872        5,549

Cash flows from investing activities:
  Insurance proceeds received                                         445           --
  Property improvements and replacements                           (2,871)      (5,242)
  Net deposits to restricted escrows                                 (290)        (211)
  Refund of construction service fees from affiliate                2,245           --
           Net cash used in investing activities                     (471)      (5,453)

Cash flows from financing activities:
  Payments on mortgage note payable                                  (986)        (919)
  Payments on advances from affiliate                              (1,853)      (1,172)
  Advance from affiliate                                               --          686
  Distributions                                                    (2,117)          --
  Distributions to minority partner                                  (298)          --
           Net cash used in financing activities                   (5,254)      (1,405)

Net decrease in cash and cash equivalents                            (853)      (1,309)

Cash and cash equivalents at beginning of period                    2,277        2,447

Cash and cash equivalents at end of period                        $ 1,424      $ 1,138

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,427      $ 2,606

At December 31, 2001 and 2000 approximately $673,000 and $908,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2002 and 2001, respectively.

         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The Managing General Partner is ultimately controlled by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $449,000 and $457,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $267,000 and $261,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at June 30, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $50,000 in asset management fees and approximately $5,000 in administrative fees for both the six months ended June 30, 2002 and 2001. These fees are included in operating expenses.

At December 31, 2001, the Partnership owed advances of approximately $1,864,000 to an affiliate of the Managing General Partner including accrued interest thereon of approximately $11,000 which was included in due to affiliates at December 31, 2001. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $30,000 and $117,000 in interest expense during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, the Partnership received no additional advances from the Managing General Partner and made principal payments of approximately $1,864,000. All advances including accrued interest owed to an affiliate of the Managing General Partner have been repaid at June 30, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During April 2001 a fire occurred at Springhill Lake Apartments which resulted in damage to two buildings at the property. The property initially received $145,000 of insurance proceeds during August 2001 and received the remaining balance of $445,000 in June 2002. All work has been completed with the total costs to restore the buildings totaling approximately $595,000. A casualty gain was recognized during the second quarter of 2002 of approximately $466,000 as a result of the receipt of $590,000 in total insurance proceeds less the write-off of approximately $124,000 in undepreciated assets.

Note D - Legal Proceedings

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

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the six months ended June 30, 2002 and 2001:

                                                             Average
                                                            Occupancy
                                                       2002          2001
       Springhill Lake Apartments
          Greenbelt, Maryland                          97%            97%

Results of Operations

The Registrant's net income for the six months ended June 30, 2002 was approximately $1,857,000 as compared to approximately $1,624,000 for the corresponding period in 2001. The Registrant's net income for the three months ended June 30, 2002 was approximately $1,092,000 as compared to approximately $797,000 for the corresponding period in 2001. Income before minority interest for the six months ended June 30, 2002 was approximately $2,346,000 as compared to approximately $2,224,000 for the corresponding period in 2001. Income before minority interest for the three months ended June 30, 2002 was approximately $1,335,000 as compared to approximately $1,097,000 for the corresponding period in 2001. The increase in income before minority interest for the three and six months ended June 30, 2002 is primarily the result of an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to the casualty gain resulting from a fire at the Registrant's investment property in April 2001 and an increase in rental income partially offset by a decrease in other income. The increase in rental income is primarily attributable to an increase in average rental rates at Springhill Lake Apartments. Other income decreased slightly due to a decrease in interest income.

During April 2001 a fire occurred at Springhill Lake Apartments which resulted in damage to two buildings at the property. The property initially received $145,000 of insurance proceeds during August 2001 and received the remaining balance of $445,000 in June 2002. All work has been completed with the total costs to restore the buildings totaling approximately $595,000. A casualty gain was recognized during the second quarter of 2002 of approximately $466,000 as a result of the receipt of $590,000 in total insurance proceeds less the write-off of approximately $124,000 in undepreciated assets.

Total expenses for the six month period ended June 30, 2002 increased primarily due to an increase in operating and depreciation expenses partially offset by a decrease in interest expense. Operating expenses increased due to increases in maintenance and insurance expense partially offset by decreases in utilities, primarily natural gas and fuel costs, and advertising expenses. Maintenance expense increased due to increases in interior painting, building improvements and yard and ground work at the Partnership's investment property. Insurance expense increased due to increases in hazard insurance premiums. The decrease in advertising expense is primarily a result of stable occupancy at Springhill Lake Apartments. Depreciation expense increased due to assets placed into service at the property during the last 12 months being depreciated. Interest expense decreased due to advances from an affiliate of the Managing General Partner being paid in full during the six months ended June 30, 2002 and the scheduled monthly payment of principal on the mortgage encumbering the property.

Total expenses for the three month period ended June 30, 2002 increased primarily due to an increase in operating expense offset by a decrease in interest expense as discussed above.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $1,424,000 as compared to approximately $1,138,000 at June 30, 2001. Cash and cash equivalents decreased approximately $853,000 for the six months ended June 30, 2002 from December 31, 2001. The decrease in cash and cash equivalents is the result of approximately $5,254,000 and $471,000 of cash used in financing and investing activities, respectively, which was largely offset by approximately $4,872,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property, payments on advances from affiliate and distributions to the partners. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender largely offset by a refund of construction service fees from an affiliate of the Managing General Partner and the receipt of insurance proceeds. During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at June 30, 2002. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements.

For 2002, the Partnership budgeted approximately $1,233,000 for capital improvements at Springhill Lake Apartments consisting primarily of floor covering and appliance replacements and structural improvements. During the six months ended June 30, 2002, the property completed approximately $2,198,000 of budgeted and unbudgeted capital expenditures, consisting primarily of structural and building improvements, floor covering and appliance replacements, plumbing fixtures and air conditioning upgrades. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $50,802,000 is being amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $2,117           $3,099            $ --             $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvements expenditures to permit any further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 520.90 limited partnership units (the "Units") in the Partnership representing 80.26% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.26% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. Based on interest rates at June 30, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2002. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt is approximately $51,650,000 as of June 30, 2002.

Principal amount by expected maturity:

       Long Term Debt
                               Fixed Rate Debt      Average Interest Rate
                                (in thousands)

               2002                $ 1,055                  9.30%
               2003                 49,747                  9.30%
               Total               $50,802

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4, Amended and Restated Limited Partnership Agreement and Certificate of Amendment of Springhill Lake Investors Limited Partnership (incorporated herein by reference to the Registrant's Registration Statement on Form 10, dated April 30, 1986).

                  Exhibit 3.4(a), Amendment to Amended and Restated Limited Partnership Agreement and Certificate of Amendment of Springhill Lake Investors Limited Partnership (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed for the quarter ended June 30, 2002.

                                   SIGNATURES



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



                                    SPRINGHILL    LAKE    INVESTORS    LIMITED
                                    PARTNERSHIP


                                    By:   THREE WINTHROP PROPERTIES, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Ltd. Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.