Form 10-Q
period 2002-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2002-11-14
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002

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
                        (in thousands, except unit data)

                               September 30, 2002

                                                         September 30,    December 31,
                                                              2002            2001
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                 $ 192          $ 2,277
   Receivables and deposits                                    1,353           2,118
   Restricted escrows                                          2,458           2,332
   Other assets                                                2,525           1,256
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                119,705         119,300
                                                             125,538         125,133
      Less accumulated depreciation                          (70,772)        (65,806)
                                                              54,766          59,327
                                                            $ 61,294        $ 67,310
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                          $ 950          $ 2,222
   Due to affiliates                                              --              99
   Tenant security deposit liabilities                           810             775
   Other liabilities                                             815           1,096
   Advances from affiliate                                        --           1,853
   Mortgage note payable                                      50,281          51,788
                                                              52,856          57,833

Minority interest                                              5,568           5,470

Partners' (Deficit) Capital
   General partners                                           (2,717)         (2,660)
   Limited partners (649 units issued and
      outstanding)                                             5,587           6,667
                                                               2,870           4,007
                                                            $ 61,294        $ 67,310

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Certain amounts have been reclassified to conform to the presentation of the September 30, 2002 balance sheet.

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                              2002         2001         2002          2001
Revenues:
  Rental income                             $ 7,676      $ 7,411       $22,690      $21,947
  Other income                                  410          311         1,025          977
  Casualty gain                                  --           --           466           --
      Total revenues                          8,086        7,722        24,181       22,924

Expenses:
   Operating                                  2,868        3,269         9,508        9,184
   General and administrative                   191          190           553          537
   Depreciation                               1,807        1,666         5,138        4,813
   Interest                                   1,205        1,309         3,691        3,962
   Property taxes                               474          478         1,404        1,394
      Total expenses                          6,545        6,912        20,294       19,890

Income before minority interest               1,541          810         3,887        3,034

Minority interest in net income
   of operating partnerships                   (294)        (287)         (783)        (887)

Net income                                  $ 1,247       $ 523        $ 3,104      $ 2,147

Net income allocated to general
  partners (5%)                               $ 62         $ 26         $ 155        $ 107

Net income allocated to limited
   partners (95%)                             1,185          497         2,949        2,040

                                            $ 1,247       $ 523        $ 3,104      $ 2,147

Net income per limited partnership
  unit                                      $ 1,826       $ 765        $ 4,544      $ 3,143

Distributions per limited partnership
  unit                                      $ 3,109        $ --        $ 6,208        $ --


            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                      Partnership    General      Limited
                                         Units       Partners    Partners     Total

Original capital contributions            649          $ --       $40,563    $40,563

Partners' (deficit) capital at
   December 31, 2000                      649        $(2,779)     $ 4,399     $ 1,620

Net income for the nine months
   ended September 30, 2001                --            107        2,040      2,147

Partners' (deficit) capital at
   September 30, 2001                     649        $(2,672)     $ 6,439    $ 3,767



Partners' (deficit) capital at
   December 31, 2001                      649        $(2,660)     $ 6,667     $ 4,007

Distributions for the nine months
   ended September 30, 2002                --           (212)      (4,029)    (4,241)

Net income for the nine months
   ended September 30, 2002                --            155        2,949      3,104

Partners' (deficit) capital at
   September 30, 2002                     649        $(2,717)     $ 5,587    $ 2,870

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        2002          2001
Cash flows from operating activities:
  Net income                                                          $ 3,104        $ 2,147
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest in net income of operating partnerships            783            887
     Depreciation                                                       5,138          4,813
     Casualty gain                                                       (466)            --
     Amortization of loan costs                                           102            102
     Bad debt expense, net                                                146            212
     Change in accounts:
      Receivables and deposits                                            619         (1,899)
      Other assets                                                     (1,371)           750
      Accounts payable                                                   (895)           (85)
      Tenant security deposit liabilities                                  35            162
      Accrued real estate taxes                                            --            479
      Other liabilities                                                  (124)            84
      Due to affiliates                                                   (99)          (175)
           Net cash provided by operating activities                    6,972          7,477

Cash flows from investing activities:
  Insurance proceeds received                                             445             --
  Property improvements and replacements                               (3,335)        (6,560)
  Net deposits to restricted escrows                                     (126)          (482)
  Refund of construction service fees from affiliate                    2,245             --
           Net cash used in investing activities                         (771)        (7,042)

Cash flows from financing activities:
  Payments on mortgage note payable                                    (1,507)        (1,394)
  Payments on advances from affiliate                                  (1,853)        (1,287)
  Advance from affiliate                                                   --            686
  Distributions to partners                                            (4,241)            --
  Distributions to minority partner                                      (685)            --
           Net cash used in financing activities                       (8,286)        (1,995)

Net decrease in cash and cash equivalents                              (2,085)        (1,560)
Cash and cash equivalents at beginning of period                        2,277          2,447

Cash and cash equivalents at end of period                             $ 192          $ 887

Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $ 3,610        $ 3,874

Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements included in accounts
   payable                                                             $ 253         $ 1,348

At December 31, 2001 and 2000 approximately $673,000 and $908,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2002 and 2001, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The Managing General Partner is ultimately controlled by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $693,000 and $684,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $401,000 and $405,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at September 30, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $78,000 in asset management fees and approximately $5,000 in administrative fees for both the nine month periods ended September 30, 2002 and 2001. These fees are included in general and administrative expenses.

At December 31, 2001, the Partnership owed advances of approximately $1,853,000 to an affiliate of the Managing General Partner not including accrued interest thereon of approximately $11,000 which was included in other liabilities at December 31, 2001. These advances bear interest at the prime rate plus 2%, and the Partnership recognized approximately $30,000 and $154,000 in interest expense during the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, the Partnership received no additional advances from the Managing General Partner and made principal and interest payments of approximately $1,864,000. All advances including accrued interest owed to an affiliate of the Managing General Partner have been repaid at September 30, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During April 2001 a fire occurred at Springhill Lake Apartments which resulted in damage to two buildings at the property. The property initially received $145,000 of insurance proceeds during August 2001 and received the remaining balance of $445,000 in June 2002. All work has been completed with the total costs to restore the buildings totaling approximately $595,000. A casualty gain was recognized during the nine months ended September 30, 2002 of approximately $466,000 as a result of the receipt of $590,000 in total insurance proceeds less the write-off of approximately $124,000 in undepreciated assets.

Note D - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Operating Partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
                                                       2002          2001
       Springhill Lake Apartments
          Greenbelt, Maryland                          97%            97%

Results of Operations

The Registrant's net income for the nine months ended September 30, 2002 was approximately $3,104,000 as compared to approximately $2,147,000 for the corresponding period in 2001. The Registrant's net income for the three months ended September 30, 2002 was approximately $1,247,000 as compared to approximately $523,000 for the corresponding period in 2001. Income before minority interest for the nine months ended September 30, 2002 was approximately $3,887,000 as compared to approximately $3,034,000 for the corresponding period in 2001. Income before minority interest for the three months ended September 30, 2002 was approximately $1,541,000 as compared to approximately $810,000 for the corresponding period in 2001. The increase in income before minority interest for the nine months ended September 30, 2002 is the result of an increase in total revenues slightly offset by an increase in total expenses. The increase in total revenues is primarily attributable to the casualty gain resulting from a fire at the Registrant's investment property in April 2001 and an increase in rental income. The increase in rental income is primarily attributable to an increase in average rental rates at Springhill Lake Apartments.

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

Total  expenses  for the nine month period ended  September  30, 2002  increased primarily due to an increase in operating and depreciation expenses partially offset by a decrease in interest expense. Operating expenses increased due to an increase in maintenance and administrative expenses partially offset by decreases in utilities, primarily natural gas and fuel costs, and advertising expenses. Maintenance expense increased due to increases in interior painting, building improvements and yard and ground work at the Partnership's investment property. The decrease in advertising expense is primarily a result of stable occupancy at Springhill Lake Apartments. Depreciation expense increased due to assets placed into service at the property during the last 12 months being depreciated. Interest expense decreased due to advances from an affiliate of the Managing General Partner being paid in full during the nine months ended September 30, 2002 and the scheduled monthly payments of principal on the mortgage encumbering the property.

The increase in income before minority interest for the three month period ended September 30, 2002 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income, as discussed above, and an increase in other income. Other income increased due to increases in miscellaneous tenant charges and lease cancellation fees at the Partnership's investment property. The decrease in total expenses is due to a decrease in interest expense, as discussed above, and a decrease in operating expense partially offset by an increase in depreciation expense, as discussed above. Operating expense decreased due primarily to decreased natural gas and fuel oil costs at the Partnership's investment property.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $192,000 as compared to approximately $887,000 at September 30, 2001. Cash and cash equivalents decreased approximately $2,085,000 for the nine months ended September 30, 2002 from December 31, 2001. The decrease in cash and cash equivalents is the result of approximately $8,286,000 and $771,000 of cash used in financing and investing activities, respectively, which was largely offset by approximately $6,972,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property, payments on advances from an affiliate and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender largely offset by a refund of construction service fees from an affiliate of the Managing General Partner and the receipt of insurance proceeds. During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at September 30, 2002. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

For 2002, the Partnership budgeted approximately $1,319,000 for capital improvements at Springhill Lake Apartments consisting primarily of floor covering and appliance replacements and structural improvements. During the nine months ended September 30, 2002, the property completed approximately $2,915,000 of budgeted and unbudgeted capital expenditures, consisting primarily of structural and building improvements, floor covering and appliance replacements, plumbing fixtures, air conditioning upgrades and interior decorations. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $50,281,000 is being amortized over 120 months with a balloon payment of approximately $49,017,000 due May 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                   Nine Months       Per Limited       Nine Months       Per Limited
                      Ended          Partnership          Ended          Partnership
                September 30, 2002       Unit       September 30, 2001       Unit

Operations            $4,241            $6,208             $ --              $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvement expenditures to permit any further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.42% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. However, the advances made from its affiliate to the Partnership bear interest at a variable rate. Based on interest rates at September 30, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2002. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt is approximately $50,876,000 as of September 30, 2002.

Principal amount by expected maturity:

       Long Term Debt
                               Fixed Rate Debt      Average Interest Rate
                                (in thousands)

               2002                 $ 534                   9.30%
               2003                 49,747                  9.30%
               Total               $50,281

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed for the quarter ended September 30, 2002.

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



                                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


                                    By:   THREE WINTHROP PROPERTIES, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Vice President - Residential
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Springhill Lake Investors Ltd. Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                  _______________________
                                  Patrick J. Foye
                                  Vice President - Residential of Three Winthrop Properties, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Springhill Lake Investors Ltd. Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                _______________________
                                Paul J. McAuliffe
                                Vice President - Residential and Chief Financial Officer of Three Winthrop Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Ltd. Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.