Form 10-Q/A
period 2002-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2003-01-09
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-Q filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-Q filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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


                                    Date: January 9, 2003

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


Date:  November 13, 2002

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Vice  President - Residential  of Three Winthrop
                                Properties,   Inc.,   equivalent  of  the  chief
                                executive officer of the Partnership

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


Date:  November 13, 2002

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Vice President - Residential and Chief Financial Officer of Three Winthrop Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


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