Form 10-K
period 2002-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2003-03-31
CIK 763399

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                  Registrant's telephone number (864) 239-1000

                Securities registered pursuant to Section 12(b) of the Act:

                                      None

                Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rate 12b-2). Yes ___ No _X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant" or the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former general partner of the Operating Partnerships whose interest was converted to that of a limited partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop" or "Managing General Partner") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"), the controlling entities of which are Winthrop Financial Associates, a Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". Pursuant to the by-laws of the Managing General Partner, the Residential Committee of the Managing General Partner as well as the officers appointed by the Residential Committee have the exclusive authority to manage the day-to-day affairs of the Managing General Partner in its capacity as the general partner of the Registrant. The Residential Committee consists of a director appointed by AIMCO. Accordingly, AIMCO has effective control of the Managing General Partner in its capacity as general partner of the Registrant. The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

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

The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for approximately $73,515,000, of which $58,000,000 was financed by means of a mortgage loan, which was subsequently refinanced in 1993 and again in 2002. See "Item 8. Financial Statements and Supplementary Data - Note E" for further information concerning the mortgage loan encumbering the Property.

The Registrant's interest in the Operating Partnerships entitles it to 87.26% of profits and losses for tax purposes, 87.26% of the Operating Partnerships' cash flow (after certain priority distributions), and 85% of the proceeds of a sale or disposition of the Project (after certain priority distributions).

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's project. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Property and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Property, or restrict renovations of the Property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the Project are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the Project.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                       Gross
                     Carrying     Accumulated                                 Federal
Property               Value      Depreciation      Rate        Method       Tax Basis
                           (in thousands)                                  (in thousands)

Springhill Lake      $126,302       $72,740       10-30 yrs       S/L         $31,995

See  "Item  8.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                    Principal    Principal                                    Principal
                    Balance At   Balance At   Stated                           Balance
                   December 31, December 31, Interest    Period   Maturity      Due At
Property               2002         2001       Rate    Amortized    Date     Maturity (1)
                        (in thousands)                                      (in thousands)
Springhill Lake
  1st mortgage       $113,100     $51,788       (2)     30 years    09/07      $99,940

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the term of the Interim Credit Facility, the Property was required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following month was calculated at LIBOR plus 150 basis points.

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Springhill Lake Apartments loan replaced the first mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. Total capitalized loan costs were approximately $2,058,000 during the year ended December 31, 2002. Additional loan costs of approximately $16,000 were capitalized subsequent to December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs. In addition, approximately $7,783,000 was deposited in an escrow account to be used to complete required repairs at the property.

Rental Rates and Occupancy

 Average annual rental rate and occupancy for 2002 and 2001 for the Property:

                                Average Annual             Average Annual
                                 Rental Rates                 Occupancy
                                  (per unit)
Property                     2002           2001          2002         2001

Springhill Lake             $10,899       $10,527         97%          97%


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

 Real Estate Taxes and Rates

 Real estate taxes and rates in 2002 for the Property were:

                              2002              2002
                            Billing             Rate
                         (in thousands)

Springhill Lake              $1,851             4.55%

Capital Improvements

The Partnership completed approximately $3,679,000 in capital expenditures at Springhill Lake during the year ended December 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures, air conditioning and electrical upgrades, building and structural improvements and interior decorations. These improvements were funded primarily from insurance proceeds, replacement reserves and cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the Property for the upcoming year and currently expects to budget approximately $870,000 and does not include any amounts that will be incurred during 2003 to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the Property. At closing of this loan the Partnership was required to fund a replacement reserve account with approximately $7,783,000. Additional improvements may be considered and will depend on the physical condition of the Property as well as replacement reserves and anticipated cash flow generated by the Property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 143 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner owned 521.90 units or 80.42% of the outstanding units at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 2001 and 2000, there were no cash distributions. The Partnership distributed the following amounts during the year ended December 31, 2002 and subsequent to December 31, 2002 (in thousands, except per unit data):

                                                               Per Limited
                                                               Partnership
                                       Aggregate                   Unit

01/01/02 - 12/31/02 (1)                 $51,806                  $79,365
01/01/03 - 02/28/03 (2)                   4,650                    7,023

 (1)  Consists  of   approximately   $5,966,000  of  cash  from  operations  and
      $45,840,000 of cash from the proceeds of the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

 (2)  Consists  of   approximately   $1,832,000  of  cash  from  operations  and
      $2,818,000 of cash from the proceeds of the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or Property sale. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvement expenditures to permit any further distributions to its partners during 2003 or subsequent periods.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.42% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data (in thousands, except unit data):


                                2002         2001        2000         1999        1998
Total revenues from
  rental operations           $ 32,290     $ 31,004    $ 27,220     $ 26,159    $ 24,940

Net income                     $ 3,213      $ 2,387    $ 1,725      $ 1,056       $ 196

Net income per limited
  partnership unit             $ 4,703      $ 3,495    $ 2,525      $ 1,545       $ 287

Limited partnership
  units outstanding                  649        649         649          649         649

Total assets                  $ 71,425     $ 67,310    $ 64,900     $ 61,613    $ 62,353

Mortgage note payable         $ 113,100    $ 51,788    $ 53,689     $ 55,402    $ 57,083

The above selected financial data should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

Item 7.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

2002 Compared with 2001

The Registrant's net income for the year ended December 31, 2002 was approximately $3,213,000 compared to net income of approximately $2,387,000 for the year ended December 31, 2001 (See "Item 8. Financial Statements and
Supplementary Data - Note C" for a reconciliation of these amounts to the Registrant's federal taxable income). Income before minority interest for the year ended December 31, 2002 was approximately $5,377,000 compared to approximately $3,328,000 for the year ended December 31, 2001. The increase in income before minority interest is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to the casualty gain recognized in 2002 resulting from a fire at the Property in April 2001 and an increase in rental income attributable to an increase in the average rental rates at Springhill Lake Apartments.

During April 2001, a fire occurred at Springhill Lake Apartments which resulted in damage to two buildings. The Property initially received $145,000 of insurance proceeds during August 2001 and received the remaining balance of $445,000 in June 2002. All work has been completed with the total costs to restore the buildings totaling approximately $595,000. A casualty gain was recognized during 2002 of approximately $466,000 as a result of the receipt of $590,000 in total insurance proceeds less the write-off of approximately $124,000 in undepreciated assets.

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven apartment units. Subsequent to December 31, 2002, all work was completed with the costs to restore the property totaling $114,000. No loss is expected to be incurred by the Partnership as a result of the fire.

Total expenses decreased due to decreases in operating, general and administrative, bad debt, and interest expenses partially offset by an increase in depreciation expense. The decrease in operating expense is primarily due to decreases in maintenance expenses, utility charges and advertising costs at the Partnership's investment property and property management fees paid to an affiliate of the Managing General Partner. The decrease in maintenance expenses is due primarily to the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the Property (see Item 8. Financial Statements and Supplementary Data, Note A - Organization and Significant Accounting Policies). General and administrative expense decreased due to a decrease in the cost of services provided by the Managing General Partner as allowed under the Partnership Agreement. Bad debt expense decreased due to occupancy levels being constant and the renovation efforts at the Property which is attracting more desirable tenants. Interest expense decreased due to advances from an affiliate of the Managing General Partner being paid in full during 2002 and the scheduled monthly principal payments on the mortgage encumbering the Property prior to the refinancing in November 2002. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

Minority interest in net earnings of the Operating Partnerships totaled approximately $1,066,000 and $941,000 for the years ended December 31, 2002 and 2001. The increase was due primarily to the increase in income before minority interest as described above. Distributions to the minority partner reduced the investment balance to zero during the year ended December 31, 2002. When the Partnership makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority partner in excess of investment on the accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $1,098,000 for the year ended December 31, 2002.

2001 Compared with 2000

The Registrant's net income for the year ended December 31, 2001 was approximately $2,387,000 compared to net income of approximately $1,725,000 for the year ended December 31, 2000 (See "Item 8. Financial Statements and
Supplementary Data - Note C" for a reconciliation of these amounts to the Registrant's federal taxable income). Income before minority interest for the year ended December 31, 2001 was approximately $3,328,000 compared to approximately $2,523,000 for the year ended December 31, 2000. The increase in income before minority interest is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in average annual rental rates combined with a significant increase in average occupancy and a significant decrease in concessions offered to tenants. Other income decreased due to decreases in ancillary income and interest income which was offset by an increase in tenant reimbursements.

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

General and administrative expenses increased due to an increase in the costs of services included in the management reimbursements to affiliates of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership.

Also included in general and administrative expense for the years ended December 31, 2002, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits required by the Partnership Agreement are also included.

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

Liquidity and Capital Reserves

At December 31, 2002, the Registrant had cash and cash equivalents of approximately $5,559,000, compared to approximately $2,277,000 at December 31, 2001. The increase of approximately $3,282,000 was due to approximately $11,027,000 of cash provided by operating activities partially offset by approximately $5,862,000 and $1,883,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by a refund of construction service fees from an affiliate of the Managing General Partner and the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners, the repayment and scheduled principal payments on the mortgage encumbering the Property, payments on advances from an affiliate of the Managing General Partner and payments of loan costs partially offset by proceeds received from the refinancing of the mortgage encumbering the Property and advances received from an affiliate of the Managing General Partner. During 2001, the Partnership was charged, by an affiliate of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at December 31, 2002. The Registrant invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the Property for the upcoming year and currently expects to budget approximately $870,000 and does not include any amounts that will be incurred during 2003 to complete repairs and improvements at the Property required to be made in connection with the November 2002 refinancing of the Property. At closing of this loan, the Partnership was required to fund a replacement reserve account with approximately $7,783,000. Additional improvements may be considered and will depend on the physical condition of the Property as well as anticipated cash flow generated by the Property. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the term of the Interim Credit Facility, the Property was required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following month was calculated at LIBOR plus 150 basis points.

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Springhill Lake Apartments loan replaced the first mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. Total capitalized loan costs were approximately $2,058,000 during the year ended December 31, 2002. Additional loan costs of approximately $16,000 were capitalized subsequent to December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs. In addition, approximately $7,783,000 was deposited in an escrow account to be used to complete required repairs at the property.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result the loss on early extinguishment of debt discussed above is included in interest expense for the year ended December 31, 2002.

The Registrant's assets are thought to be sufficient for any short-term needs (excluding capital improvements) of the Registrant. The mortgage indebtedness of approximately $113,100,000 requires monthly payments of principal and interest until its maturity date in September 2007. The Managing General Partner may attempt to refinance such indebtedness and/or sell the Property prior to such maturity date. If the Property cannot be sold or refinanced for a sufficient amount the Partnership will risk losing the Property through foreclosure.

During the years ended December 31, 2001 and 2000, there were no cash distributions. The Partnership distributed the following amounts during the year ended December 31, 2002 and subsequent to December 31, 2002 (in thousands, except per unit data):

                                                               Per Limited
                                                               Partnership
                                       Aggregate                   Unit

01/01/02 - 12/31/02 (1)                 $51,806                  $79,365
01/01/03 - 02/28/03 (2)                   4,650                    7,023

 (1)  Consists  of   approximately   $5,966,000  of  cash  from  operations  and
      $45,840,000 of cash from the proceeds of the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

 (2)  Consists  of   approximately   $1,832,000  of  cash  from  operations  and
      $2,818,000 of cash from the proceeds of the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or Property sale. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital improvement expenditures to permit any further distributions to its partners during 2003 or subsequent periods.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.42% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the Property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the Property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. Both the debt encumbering the Property and the advances made from its affiliate to the Partnership bear interest at a variable rate. As of December 31, 2002 the Partnership owes approximately $156,000 in such advances which is repaid as the Property's cash flow allows and was repaid during January 2003. Based on interest rates at December 31, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2002. The fair value of the Partnership's debt approximates its carrying value as of December 31, 2002.

Principal amount by expected maturity:

          Long Term Debt
                              Variable Rate Debt    Average Interest Rate
                                (in thousands)

               2003                   $ 2,709                 (1)
               2004                     2,769                 (1)
               2005                     2,829                 (1)
               2006                     2,891                 (1)
               2007                   101,902                 (1)
               Total              $ 113,100

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

Item 8.     Financial Statements and Supplementary Data

       Report of Ernst & Young LLP, Independent Auditors

       Report of Arthur Andersen LLP, Independent Auditors

       Consolidated Balance Sheets - December 31, 2002 and 2001

      Consolidated Statements of Operations - Years ended December 31, 2002,
         2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002, 2001 and 2000

      Consolidated  Statements  of Cash Flows - Years ended  December  31, 2002,
        2001 and 2000

       Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners of
Springhill Lake Investors Limited Partnership


We have audited the accompanying consolidated balance sheets of Springhill Lake Investors Limited Partnership as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64."

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003


The following is a copy of the audit report issued by Arthur Andersen LLP in connection with Springhill Lake Investors Limited Partnership and Subsidiaries filing of its annual report on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing of the Partnership's annual report on Form 10-K. The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, changes in partners' (deficit) capital and cash flows for the year ended December 31, 1999 have not been included in the accompanying financial statements.



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



                                                          /s/Arthur Andersen LLP


Denver, Colorado,
February 8, 2001.




                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)




                                                           December 31,  December 31,
                                                               2002          2001
Assets
   Cash and cash equivalents                                  $ 5,559       $ 2,277
   Receivables and deposits                                     1,854         2,118
   Restricted escrows                                           7,026         2,332
   Other assets                                                 3,424         1,256
   Investment Property (Notes B and E):
     Land                                                       5,833         5,833
     Buildings and related personal property                  120,469       119,300
                                                              126,302       125,133
     Less accumulated depreciation                            (72,740)      (65,806)
                                                               53,562        59,327
                                                             $ 71,425      $ 67,310
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                           $ 1,044       $ 2,222
   Due to affiliate (Note D)                                       --            99
   Tenant security deposit liabilities                            774           775
   Other liabilities                                              937         1,096
   Advances from affiliate                                        156         1,853
   Mortgage note payable (Note E)                             113,100        51,788
                                                              116,011        57,833

Minority Interest (Note H)                                         --         5,470

Partners' (Deficit) Capital
   General partners                                            (2,797)       (2,660)
   Investor limited partners
     (649 units issued and outstanding)                       (41,789)        6,667
                                                              (44,586)        4,007
                                                             $ 71,425      $ 67,310

                See Accompanying Notes to Consolidated Financial Statements


                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                        Years Ended December 31,
                                                     2002         2001          2000
Revenues:
   Rental income                                   $30,462       $29,682      $25,809
   Other income                                      1,362         1,322        1,411
   Casualty gain (Note F)                              466            --           --
      Total revenues                                32,290        31,004       27,220

Expenses:
   Operating                                        12,347        12,713       10,786
   General and administrative                          639           815          743
   Depreciation                                      7,106         6,727        5,548
   Interest                                          4,772         5,242        5,258
   Property taxes                                    1,850         1,849        1,779
   Bad debt expense                                    199           330          583
      Total expenses                                26,913        27,676       24,697

Income before minority interest                      5,377         3,328        2,523

Distributions to minority interest partner
   in excess of investment (Note H)                 (1,098)           --           --

Minority interest in net earnings of
   Operating Partnerships (Note H)                  (1,066)         (941)        (798)

         Net income                                $ 3,213       $ 2,387      $ 1,725

Net income allocated to general partners (5%)       $ 161         $ 119         $ 86
Net income allocated to investor limited
   partners (95%)                                    3,052         2,268        1,639

         Net income                                $ 3,213       $ 2,387      $ 1,725

Net income per limited partnership unit            $ 4,703       $ 3,495      $ 2,525
Distributions per limited partnership unit         $79,365        $ --          $ --

                See Accompanying Notes to Consolidated Financial Statements


                       SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                    For The Years Ended  December 31, 2002,  2001 and 2000
                              (in thousands, except unit data)



                                                                                Total
                                       Limited                  Investor      Partners'
                                     Partnership    General     Limited       (Deficit)
                                        Units      Partners     Partners       Capital

Original capital contributions           649         $ --       $40,563        $40,563

Partners' (deficit) capital at
  December 31, 1999                      649        $(2,865)    $ 2,760        $ (105)

Net income for the year ended
  December 31, 2000                       --             86       1,639          1,725

Partners' (deficit) capital at
  December 31, 2000                      649         (2,779)      4,399          1,620

Net income for the year ended
  December 31, 2001                       --            119       2,268          2,387

Partners' (deficit) capital at
  December 31, 2001                      649         (2,660)      6,667          4,007

Distributions to partners                              (298)    (51,508)       (51,806)

Net income for the year ended
  December 31, 2002                       --            161       3,052          3,213

Partners' deficit at
  December 31, 2002                      649        $(2,797)   $(41,789)      $(44,586)

                See Accompanying Notes to Consolidated Financial Statements


                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   Years Ended December 31,
                                                                  2002       2001       2000
Cash flows from operating activities:
  Net income                                                    $ 3,213    $ 2,387     $ 1,725
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Distributions to minority interest partner
      in excess of investment                                     1,098         --          --
     Minority interest in net earnings of operating
      Partnerships                                                1,066        941         798
     Depreciation                                                 7,106      6,727       5,548
     Casualty gain                                                 (466)        --          --
     Amortization of loan costs                                     150        136          98
     Loss on early extinguishment of debt                            58         --          --
     Bad debt expense                                               199        330         583
     Change in accounts:
      Receivables and deposits                                       65       (845)       (849)
      Other assets                                                 (318)        24         (35)
      Accounts payable                                           (1,042)       988        (799)
      Tenant security deposit liabilities                            (1)       208          61
      Other liabilities                                              (2)       521        (113)
      Due to affiliate                                              (99)       (88)        187
        Net cash provided by operating activities                 11,027    11,329       7,204
Cash flows from investing activities:
  Insurance proceeds received                                       445         --         --
  Property improvements and replacements                         (3,858)    (8,908)     (7,654)
  Net (deposits to) withdrawals from restricted escrows          (4,694)      (310)         34
  Refund of construction service fees from affiliate              2,245         --          --
        Net cash used in investing activities                    (5,862)    (9,218)     (7,620)
Cash flows from financing activities:
  Proceeds from advances from affiliate                             156      1,115       2,329
  Payments on advances from affiliate                            (1,853)    (1,495)        (96)
  Payments on mortgage note payable                              (1,488)    (1,901)     (1,713)
  Distributions to partners                                     (51,806)        --          --
  Distributions to minority partner                              (7,634)        --          --
  Repayment of mortgage notes payable                           (50,300)        --          --
  Proceeds from refinancing                                     113,100         --          --
  Loan costs paid                                                (2,058)        --          --
        Net cash (used in) provided by financing activities      (1,883)    (2,281)        520
Net increase (decrease) in cash and cash equivalents              3,282       (170)        104
Cash and cash equivalents at beginning of year                    2,277      2,447       2,343
Cash and cash equivalents at end of year                        $ 5,559    $ 2,277     $ 2,447
Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $41,
   $225, and $64, respectively, paid to an affiliate            $ 4,586    $ 5,118     $ 5,167
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
   payable and other liabilities                                 $ 494      $ 673       $ 908

                See Accompanying Notes to Consolidated Financial Statements


                  SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization: Springhill Lake Investors Limited Partnership (the "Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake complex in Greenbelt, Maryland. The complex consists of 2,899 apartment and townhouse units and an eight-store shopping center. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop" or "Managing General Partner") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"), the controlling entities of which are Winthrop Financial Associates, a Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". Pursuant to the by-laws of the Managing General Partner, the Residential Committee of the Managing General Partner as well as the officers appointed by the Residential Committee have the exclusive authority to manage the day-to-day affairs of the Managing General Partner in its capacity as the general partner of the Registrant. The Residential Committee consists of a director appointed by AIMCO. Accordingly, AIMCO has effective control of the Managing General Partner in its capacity as general partner of the Registrant. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 2002, 2001 and 2000 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income per limited partnership unit for each year was computed as 95% of net income divided by 649 units outstanding (the "Units").

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $5,516,000 and $2,250,000 at December 31, 2002 and 2001, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex with an eight-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment property that have been permanently impaired have been written down to appraisal value. No adjustments for the impairment of value were necessary for the years ended December 31, 2002, 2001 or 2000.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $451,000 in 2002 compared to 2001.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $73,000, $103,000, and $209,000 for the years ended December 31, 2002, 2001 and 2000, respectively, were charged to operating expense as incurred.

Loan Costs: At December 31, 2001, loan costs and accumulated amortization of approximately $1,359,000 and $1,178,000, respectively, are included in other assets in the accompanying consolidated balance sheets. In connection with the refinancing of the mortgage encumbering the Partnership's investment property in November 2002, unamortized loan costs of approximately $58,000 were written off and loan costs of approximately $2,058,000 related to the new mortgage were capitalized. Accumulated amortization was approximately $25,000 at December 31, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheets and are being amortized over five years on a straight-line method. Amortization expense is included in interest expense in the accompanying consolidated statements of operations. Amortization of loan costs is expected to be approximately $415,000 in 2003, $438,000 in 2004 through 2006, and $304,000 in 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt approximates its carrying value at December 31, 2002.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the loss on early extinguishment of debt of approximately $58,000 (see discussion at Note E) is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002 rather than as an extraordinary item.

Note B - Investment Property and Accumulated Depreciation

                                                  Initial Cost
  Investment Property                            To Partnership


                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances      Land       Property       Acquisition
                           (in thousands)                      (in thousands)

Springhill Lake               $113,100       $ 5,833     $ 67,484        $ 52,985


                            Gross Amount At Which Carried
                                 At December 31, 2002
                                    (in thousands)

                                 Buildings
                                And Related
                                 Personal              Accumulated    Date    Depreciable
Description            Land      Property     Total    Depreciation Acquired  Life-Years


Springhill Lake      $ 5,833     $120,469    $126,302   $ 72,740     10/84      10-30

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are 5 - 10 years.

Reconciliation of "Investment Property and Accumulated Depreciation":


                                                  Years Ended December 31,
                                                 2002           2001          2000
                                                          (in thousands)
Investment Property
Balance at beginning of year                   $125,133       $116,549      $107,987
   Property improvements                          3,679          8,673         8,562
   Disposition of property                         (265)           (89)           --
   Refund of construction service
      fees previously capitalized (1)            (2,245)            --            --
Balance at end of year                         $126,302       $125,133      $116,549

Accumulated Depreciation
Balance at beginning of year                   $ 65,806       $ 59,137      $ 53,589
   Depreciation of real estate                    7,106          6,727         5,548
   Disposition of property                         (172)           (58)           --
Balance at end of year                         $ 72,740       $ 65,806      $ 59,137

(1) See Note D - Related Party Transactions for further information.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is $124,896,000 and $124,419,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is $92,901,000 and $86,573,000.

Note C - Taxable Income

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income (in thousands, except per unit data):


                                                   2002         2001        2000

  Net income as reported                          $ 3,213      $ 2,387     $ 1,725
     Excess of accelerated depreciation for
       income tax purposes                            778          249         194
     Deferred revenue - laundry income                (79)         (72)       (147)
     Other                                            542        1,262        (152)

  Federal taxable income                          $ 4,454      $ 3,826     $ 1,620

  Federal taxable income per limited
     partnership unit                             $ 6,519      $ 5,601     $ 2,371

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     2002             2001
  Net (liabilities) assets as reported:            $(44,586)         $ 4,007
     Land and buildings                              (1,293)            (589)
     Accumulated depreciation                       (20,161)         (20,958)
     Deferred sales commission                          144              223
     Other                                            3,780            2,554

  Net liabilities - income tax method              $(62,116)        $(14,763)

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

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Partnership's property for providing property management services. The Registrant paid to such affiliates approximately $936,000, $1,048,000 and $790,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $445,000, $2,484,000 and $839,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in general and administrative expense. For the years ended December 31, 2002 and 2001 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs. There was no adjustment required for the year ended December 31, 2000. During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at December 31, 2002.

In accordance with the Partnership Agreement, affiliates of the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2002, 2001 and 2000, which is included in general and administrative expense.

During the years ended December 31, 2002, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000,
$1,115,000 and $2,329,000,  respectively.  Approximately $1,853,000,  $1,495,000 and $96,000 was repaid during 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001 approximately $156,000 and $1,853,000 was owed and is included in advances from affiliate in the accompanying consolidated balance sheet. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $30,000, $186,000 and $94,000 of interest expense related to these advances during the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, approximately zero and $11,000 was accrued at December 31, 2002 and 2001, respectively, and is included in due to affiliate in the accompanying consolidated balance sheets.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $331,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.42% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:


                  Principal   Principal
                   Balance     Balance       Monthly                          Principal
                   Due At       Due At       Payment                           Balance
Property          December    December      Including     Interest Maturity     Due At
                  31, 2002     31, 2001     Interest      Rate      Date      Maturity
                     (in thousands)       (in thousands)                    (in thousands)
Springhill Lake
  1st mortgage    $113,100     $51,788        $ 427         (1)     09/07      $ 99,940

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2002 was 2.16%.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the term of the Interim Credit Facility, the property was required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following month was calculated at LIBOR plus 150 basis points.

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Springhill Lake Apartments loan replaced the first mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. Total capitalized loan costs were approximately $2,058,000 during the year ended December 31, 2002. Additional loan costs of approximately $16,000 were capitalized subsequent to December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs. In addition, approximately $7,783,000 was deposited in an escrow account to be used to complete required repairs at the property.

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

          2003               $  2,709
          2004                  2,769
          2005                  2,829
          2006                  2,891
          2007                101,902
          Total              $113,100

Note F - Casualty Gains

During April 2001 a fire occurred at Springhill Lake Apartments which resulted in damage to two buildings at the property. The property initially received $145,000 of insurance proceeds during August 2001 and received the remaining balance of $445,000 in June 2002. All work has been completed with the total costs to restore the buildings totaling approximately $595,000. A casualty gain was recognized during the year ended December 31, 2002 of approximately $466,000 as a result of the receipt of $590,000 in total insurance proceeds less the write-off of approximately $124,000 in undepreciated assets.

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. Subsequent to December 31, 2002, all work was completed with the costs to restore the property totaling $114,000. No loss is expected to be incurred by the Partnership as a result of the fire.

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August 31, 2011. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2002 are as follows (in thousands):

               2003           $ 147
               2004             132
               2005             115
               2006             115
               2007              97
            Thereafter          272
                              $ 878

Note H - Minority Interest

The limited partnership interest in the Operating Partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Income allocated to the minority partner for the years ended December 31, 2002, 2001 and 2000 was approximately $1,066,000, $941,000 and $798,000 respectively. There were no distributions from the Operating Partnerships during 2001 and 2000. During the year ended December 31, 2002 the Operating Partnerships distributed approximately $59,925,000 of operating and refinancing proceeds to its partners, of which approximately $7,634,000 was distributed to the minority interest partner. The distributions to the minority interest partner reduced the minority interest partner's investment balance to zero during 2002. When the Operating Partnerships make distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distributions over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. The minority interest partner's share of income from the Operating Partnerships will all be recognized by the Partnership in operating income until such time as the Partnership has recovered the 2002 charge of approximately $1,098,000. The minority interest partner's share of losses will be allocated to the minority interest partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income.

Note I - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


                                      1st         2nd         3rd        4th
2002                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 7,821     $ 8,374     $ 8,132    $ 7,963    $32,290

Total expenses                        7,056       7,282       6,885      7,854     29,077

Net income                           $ 765      $ 1,092     $ 1,247     $ 109     $ 3,213

Net income per limited
  Partnership unit                  $ 1,120     $ 1,598     $ 1,826     $ 159     $ 4,703

                                      1st         2nd         3rd        4th
2001                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 7,630     $ 7,727     $ 7,779    $ 7,868    $31,004

Total expenses                        6,803       6,930       7,256      7,628     28,617

Net income                           $ 827       $ 797       $ 523      $ 240     $ 2,387

Net income per limited
  Partnership unit                  $ 1,211     $ 1,167      $ 765      $ 352     $ 3,495


An adjustment was made in the fourth quarter of 2001 of approximately $230,000 to properly state minority interest which if recorded during the year ended December 31, 2001, would have increased net income for each quarter by approximately $50,000.

Note J - Legal Proceedings

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



                                    PART III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons,
Compliance With Section 16(a) of the Exchange Act

The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the general partners of the Registrant. Three Winthrop is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. Pursuant to the by-laws of the Managing General Partner, the Residential Committee of the Managing General Partner as well as the officers appointed by the Residential Committee have the exclusive authority to manage the day-to-day affairs of the Managing General Partner in its capacity as the general partner of the Registrant. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              45    Vice President - Residential and Director
                                   and sole member of the Residential
                                   Committee
Paul J. McAuliffe            46    Vice President - Residential and Chief
                                    Financial Officer
Thomas C. Novosel            44    Vice President - Residential Accounting
                                   and Chief Accounting Officer
Michael L. Ashner            50    Chief Executive Officer and Director
Peter Braverman              51    Executive Vice President and Director

Patrick J. Foye has been Vice President - Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Vice President - Residential and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Vice President - Residential and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

Michael L. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

Peter Braverman has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

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

The Residential Committee of the Managing General Partner fulfills the obligations of the Audit Committee and oversees the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

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

The Residential Committee of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Residential Committee has reappointed Ernst and Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $47,000 and non-audit services (principally tax-related) of approximately $23,000.

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


Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.


                                                 Number
                 Entity                         of Units                Percentage

Insignia Financial Group, Inc.
  (an affiliate of AIMCO)                        241.15                   37.16%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                        280.75                   43.26%

Insignia Financial Group, Inc. is ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 3% of tenant rent collections and 5% of store commercial income from the Partnership's property for providing property management services. The Registrant paid to such affiliates approximately $936,000, $1,048,000 and $790,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $445,000, $2,484,000 and $839,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in general and administrative expense. For the years ended December 31, 2002 and 2001 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs. There was no adjustment required for the year ended December 31, 2000. During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at December 31, 2002.

In accordance with the Partnership Agreement, affiliates of the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2002, 2001 and 2000, which is included in general and administrative expense.

During the years ended December 31, 2002, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000,
$1,115,000 and $2,329,000,  respectively.  Approximately $1,853,000,  $1,495,000 and $96,000 was repaid during 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001 approximately $156,000 and $1,853,000 was owed and is included in advances from affiliate in the accompanying consolidated balance sheet. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $30,000, $186,000 and $94,000 of interest expense related to these advances during the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, approximately zero and $11,000 was accrued at December 31, 2002 and 2001, respectively, and is included in due to affiliate in the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $331,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.42% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

Item 15.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 2002:

            Current Report on Form 8-K dated November 14, 2002 and filed on November 29, 2002, disclosing the refinancing of the mortgage encumbering Springhill Lake Apartments located in Greenbelt, Maryland, which replaced the existing mortgage indebtedness of approximately $50,300,000 with a new mortgage of $113,100,000.


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


                              Date: March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Vice President-Residential          Date: March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Vice President - Residential        Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-K of Springhill Lake Investors Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Vice   President  -   Residential   of
                                    Three Winthrop Properties, Inc.,  equivalent
                                    of the chief executive officer of the
                                    Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-K of Springhill Lake Investors Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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


Exhibit No.       Document

3.4 Amended and Restated Limited Partnership Agreement and Certificate of Amendment of Springhill Lake Investors Limited Partnership(1)

3.4 (a) Amendment to Amended and Restated Limited Partnership Agreement of Springhill Lake Investors Limited Partnership dated August 23, 1995 (3)

10 (a) Amended and Restated Limited Partnership Agreement and Certificate of Amendment of First Springhill Lake Limited Partnership (Partnership Agreements of Second - Ninth Springhill Lake Limited Partnerships are substantially identical)(1)

      (j) Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between Springhill Lake Investors Limited Partnership and GMAC Commercial Mortgage Corporation (2)

      (k) Guaranty dated November 1, 2002 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation (2)

      (l) Consolidated, Amended and Restated Payment Guaranty dated November 1, 2002 by the Operating Partnerships (2)

      (m) Completion/Repair and Security Agreement dated November 1, 2002 between the Operating Partnerships and GMAC Commercial Mortgage
               Corporation (2)

      (n) Replacement Reserve and Security Agreement dated November 1, 2002 between the Operating Partnerships and GMAC Commercial Mortgage Corporation (2)

      (o) Promissory Note dated November 1, 2002 between Springhill Lake Investors Limited Partnership and the Operating Partnerships
                  (2)

16.1 Letter dated July 13, 2001, from the former accountant regarding its concurrence with the statements made by the Registrant in this Current Report.

99   Certification of Chief Executive Officer and Chief Financial Officer.

_______________________________________________________________________________

(1)               Incorporated   herein  by   reference   to  the   Registrant's
                  Registration Statement on Form 10 dated April 30, 1986, as thereafter amended.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 14, 2002, as filed November 29, 2002.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Springhill Lake Investors Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.