Form 10-Q
period 2003-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2003-05-14
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                           March 31,      December 31,
                                                              2003            2002
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 1,292         $ 5,559
   Receivables and deposits                                    2,274           1,854
   Restricted escrows                                          7,027           7,026
   Other assets                                                2,742           3,424
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                121,216         120,469
                                                             127,049         126,302
      Less accumulated depreciation                          (74,540)        (72,740)
                                                              52,509          53,562
                                                            $ 65,844        $ 71,425
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 947          $ 1,044
   Tenant security deposit liabilities                           787             774
   Other liabilities                                             673             937
   Advances from affiliate                                        --             156
   Mortgage note payable                                     112,427         113,100
                                                             114,834         116,011
Minority interest (Note E)

Partners' Deficit
   General partners                                           (2,877)         (2,797)
   Investor limited partners (649 units issued and
      outstanding)                                           (46,113)        (41,789)
                                                             (48,990)        (44,586)
                                                            $ 65,844        $ 71,425

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                             Three Months Ended
                                                                 March 31,
                                                            2003           2002
Revenues:
   Rental income                                           $7,428          $7,452
   Other income                                               321             321
   Casualty gain                                               83              --
      Total revenues                                        7,832           7,773

Expenses:
   Operating                                                3,664           3,073
   General and administrative                                 179             184
   Depreciation                                             1,847           1,758
   Interest                                                   740           1,286
   Property taxes                                             474             461
      Total expenses                                        6,904           6,762

Income before minority interest                               928           1,011

Distributions to minority interest partner in
   excess of investment                                      (682)             --

Minority interest in net earnings of operating
   partnerships                                                --            (246)

Net income                                                  $ 246          $ 765

Net income allocated to general partners (5%)               $ 12            $ 38
Net income allocated to investor limited
   partners (95%)                                             234             727

                                                            $ 246          $ 765

Net income per limited partnership unit                     $ 361          $1,120

Distributions per limited partnership unit                 $7,023           $ --

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2002                     649         $(2,797)    $(41,789)    $(44,586)

Distributions to partners                 --             (92)      (4,558)      (4,650)

Net income for the three months
   ended March 31, 2003                   --              12          234          246

Partners' deficit at
   March 31, 2003                        649         $(2,877)    $(46,113)    $(48,990)

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003          2002
Cash flows from operating activities:
  Net income                                                     $ 246         $ 765
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Distributions to minority interest partner in
      excess of investment                                          682            --
     Minority interest in net earnings of operating
      partnerships                                                   --           246
     Depreciation                                                 1,847         1,758
     Casualty gain                                                  (83)           --
     Amortization of loan costs                                     115            34
     Bad debt expense                                                70            48
     Change in accounts:
      Receivables and deposits                                     (490)         (291)
      Other assets                                                  601           118
      Accounts payable                                              397          (795)
      Tenant security deposit liabilities                            13            11
      Other liabilities                                            (264)         (120)
      Due to affiliate                                               --           (93)
         Net cash provided by operating activities                3,134         1,681

Cash flows from investing activities:
   Insurance proceeds received                                      104            --
   Property improvements and replacements                        (1,309)       (1,044)
   Net deposits to restricted escrows                                (1)          (26)
         Net cash used in investing activities                   (1,206)       (1,070)

Cash flows from financing activities:
   Payments on advances from affiliate                             (156)       (1,361)
   Payments on mortgage note payable                               (673)         (476)
   Distributions to partners                                     (4,650)           --
   Distributions to minority partner                               (682)           --
   Loan costs paid                                                  (34)           --
         Net cash used in financing activities                   (6,195)       (1,837)

Net decrease in cash and cash equivalents                        (4,267)       (1,226)

Cash and cash equivalents at beginning of period                  5,559         2,277

Cash and cash equivalents at end of period                      $ 1,292       $ 1,051

Supplemental disclosure of cash flow information:
   Cash paid for interest, including approximately zero
     and $31, respectively, paid to an affiliate                 $ 818        $ 1,254

Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
     accounts payable                                             $ --         $ 179

At December 31, 2002 and 2001 approximately $494,000 and $673,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, effectively controls the Managing General Partner in its capacity as the general partner of the Registrant.

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $232,000 and $208,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $134,000 and $223,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses. During the three months ended March 31, 2002, the Partnership was charged, by affiliates of the Managing General Partner, approximately $88,000 for fees related to construction management services for work performed during the period. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees are no longer included in investment property at March 31, 2003.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for both the three month periods ended March 31, 2003 and 2002. These fees are included in general and administrative expenses.

At December 31, 2002, the Partnership owed advances of approximately $156,000 to an affiliate of the Managing General Partner. The advance was repaid in January 2003 with interest charged at prime plus 2% which amounted to less than $1,000 for the three months ended March 31, 2003. There were no advances owed at March 31, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO will be approximately $273,000 and $331,000, respectively.

Note C - Mortgage Note Payable

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

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.098% at March 31, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Springhill Lake Apartments loan replaced the first mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and capitalized an additional $34,000 during the three months ended March 31, 2003. In addition, approximately $7,026,000 was deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership's interest in the Operating Partnerships, and joint and several guarantees by the Operating Partnerships which, in turn, are secured by an indemnity first mortgage on the Operating Partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate. Further, the property may not be sold subject to existing indebtedness.

Note D - Casualty Gain

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the three months ended March 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

Note E - Minority Interest

The limited partnership interest in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Income allocated to the minority partner for the three months ended March 31, 2003 and 2002 was approximately zero and $246,000, respectively. During the three months ended March 31, 2003, the operating partnerships distributed approximately $5,350,000 of operating and refinancing proceeds to its partners, of which approximately $682,000 was distributed to the minority interest partner. Previous distributions to the minority interest partner during 2002 had reduced the minority interest partner's investment balance to zero. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $682,000 for the three months ended March 31, 2003. Such cumulative distributions to the minority partner in excess of investment totaled approximately $1,780,000 at March 31, 2003. No income can be allocated to the minority partner until all previous losses recognized by the majority partner are recovered. Total cumulative unrecovered losses recognized by the majority partner are approximately $216,000 at March 31, 2003.

Note F - Legal Proceedings

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

The Partnership owns no property other than its interest in the operating partnerships. The operating partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
                                                       2003          2002
       Springhill Lake Apartments
          Greenbelt, Maryland                          94%            96%

Results of Operations

The Registrant's net income for the three months ended March 31, 2003 was approximately $246,000 compared to approximately $765,000 for the corresponding period in 2002. Income before minority interest for the three months ended March 31, 2003 was approximately $928,000 compared to approximately $1,011,000 for the corresponding period in 2002. The decrease in income before minority interest is primarily the result of an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is primarily due to the casualty gain recognized in 2003 resulting from a fire at the property in March 2002.

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the three months ended March 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

Total expenses increased due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Property taxes and general and administrative expenses remained relatively constant for the comparable periods. The increase in operating expense is primarily attributable to increases in natural gas costs, snow removal and clean up costs and interior painting expenses at Springhill Lake Apartments partially offset by a decrease in salaries and related payroll costs. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the refinancing of the mortgage encumbering Springhill Lake Apartments in November 2002. Though the mortgage principal balance increased significantly, the variable interest rate on the new loan was significantly lower during the three months ended March 31, 2003 than the fixed interest rate applicable to the old loan.

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

Minority interest in net earnings of the operating partnerships totaled approximately zero and $246,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease was due primarily to the decrease in income before minority interest as described above. Previous distributions to the minority partner during 2002 had reduced the minority interest partner's investment balance to zero. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as
distributions   to  the  minority   partner  in  excess  of  investment  on  the
accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $682,000 for the three months ended March 31, 2003. Such cumulative distributions to the minority partner in excess of investment totaled approximately $1,780,000 at March 31, 2003. No income can be allocated to the minority partner until all previous losses recognized by the majority partner are recovered. Total cumulative unrecovered losses recognized by the majority partner are approximately $216,000 at March 31, 2003.

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

Liquidity and Capital Resources

At March 31, 2003, the Registrant had cash and cash equivalents of approximately $1,292,000 as compared to approximately $1,051,000 at March 31, 2002. Cash and cash equivalents decreased approximately $4,267,000 from December 31, 2002 due to approximately $6,195,000 and $1,206,000 of cash used in financing and investing activities, respectively, partially offset by approximately $3,134,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgage encumbering the property, payments on advances from an affiliate of the Managing General Partner and additional loan costs paid relating to the 2002 mortgage refinancing. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Registrant invests its working capital reserves in interest bearing accounts.

The Registrant has invested as a general partner in the operating partnerships, and as such, receives distributions of cash flow from the operating partnerships and is responsible for expenditures consisting of (i) interest payable on the mortgage loan and (ii) fees payable to affiliates of the Managing General Partner. The General Partners believe that funds distributed by the operating partnerships to the Registrant will be sufficient to pay such expenditures.

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

During the three months ended March 31, 2003 the Partnership completed approximately $815,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, plumbing fixtures, floor covering replacements, major landscaping and interior decorations. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $365,000 which does not include any amounts that will be incurred to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the mortgage encumbering the property. At the refinancing, approximately $7,026,000 was deposited in an escrow account to fund such repairs and improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.098% at March 31, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Springhill Lake Apartments loan replaced the first mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and capitalized an additional $34,000 during the three months ended March 31, 2003.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership's interest in the Operating Partnerships, and joint and several guarantees by the Operating Partnerships which, in turn, are secured by an indemnity first mortgage on the Operating Partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate. Further, the property may not be sold subject to existing indebtedness.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $112,427,000 requires monthly payments of principal and interest until its maturity date in September 2007. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                   Three Months      Per Limited       Three Months      Per Limited
                      Ended          Partnership          Ended          Partnership
                  March 31, 2003         Unit         March 31, 2002         Unit

Refinancing           $2,818            $4,342             $ --              $ --
Operations             1,832             2,681               --                --
                      $4,650            $7,023             $ --              $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 80.42% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at March 31, 2003, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The following table summarizes the Partnership's debt obligations at March 31, 2003. Management believes that the fair value of the Partnership's debt approximates its carrying value as of March 31, 2003.

Principal amount by expected maturity:

       Long Term Debt
                              Variable Rate Debt    Average Interest Rate
                                (in thousands)

               2003                $ 2,036                    (1)
               2004                   2,769                   (1)
               2005                   2,829                   (1)
               2006                   2,891                   (1)
               2007                 101,902                   (1)
               Total               $112,427

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate was 2.098% at March 31, 2003 and will reset monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner authorized to direct the day-to-day activities of the Partnership, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed for the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Vice  President - Residential of Three
                                    Winthrop Properties, Inc., equivalent of the
                                    chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Ltd. Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.