Form 10-Q
period 2003-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2003-08-14
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003

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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            June 30,      December 31,
                                                              2003            2002
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                 $ 710          $ 5,559
   Receivables and deposits                                    2,953           1,854
   Restricted escrows                                          7,043           7,026
   Other assets                                                2,459           3,424
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                121,901         120,469
                                                             127,734         126,302
      Less accumulated depreciation                          (76,418)        (72,740)
                                                              51,316          53,562
                                                            $ 64,481        $ 71,425
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 893          $ 1,044
   Tenant security deposit liabilities                           829             774
   Other liabilities                                             677             937
   Advances from affiliate                                        --             156
   Mortgage note payable                                     111,750         113,100
                                                             114,149         116,011
Minority interest (Note E)

Partners' Deficit
   General partners                                           (2,911)         (2,797)
   Investor limited partners (649 units issued and
      outstanding)                                           (46,757)        (41,789)
                                                             (49,668)        (44,586)
                                                            $ 64,481        $ 71,425

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

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                              2003         2002         2003          2002
Revenues:
  Rental income                             $ 7,612      $ 7,562       $15,040      $15,014
  Other income                                  367          294           688          615
  Casualty gain (Note D)                         --          466            83          466
      Total revenues                          7,979        8,322        15,811       16,095

Expenses:
  Operating                                   3,069        3,567         6,733        6,640
  General and administrative                    140          178           319          362
  Depreciation                                1,878        1,573         3,725        3,331
  Interest                                      693        1,200         1,433        2,486
  Property taxes                                474          469           948          930
      Total expenses                          6,254        6,987        13,158       13,749

Income before minority interest               1,725        1,335         2,653        2,346

Distributions to minority interest
  partner in excess of investment
  (Note E)                                     (303)          --          (985)          --

Minority interest in net income
  of operating partnerships (Note E)             --         (243)           --         (489)
Net income                                  $ 1,422      $ 1,092       $ 1,668      $ 1,857

Net income allocated to general
  partners (5%)                               $ 71         $ 55         $ 83          $ 93

Net income allocated to limited
   partners (95%)                             1,351        1,037         1,585        1,764
                                            $ 1,422      $ 1,092       $ 1,668      $ 1,857

Net income per limited partnership
  unit                                      $ 2,082      $ 1,598       $ 2,442      $ 2,718

Distributions per limited partnership
  unit                                      $ 3,074      $ 3,099       $10,097      $ 3,099

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2002                     649         $(2,797)    $(41,789)    $(44,586)

Distributions to partners                 --            (197)      (6,553)      (6,750)

Net income for the six months
   ended June 30, 2003                    --              83        1,585        1,668

Partners' deficit at
   June 30, 2003                         649         $(2,911)    $(46,757)    $(49,668)

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                      $ 1,668      $ 1,857
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess of
      investment                                                      985           --
     Minority interest in net income of operating
      partnerships                                                     --          489
     Depreciation                                                   3,725        3,331
     Casualty gain                                                    (83)        (466)
     Amortization of loan costs                                       221           68
     Bad debt expense, net                                            139          100
     Change in accounts:
      Receivables and deposits                                     (1,238)        (821)
      Other assets                                                    778          708
      Accounts payable                                                183         (384)
      Tenant security deposit liabilities                              55           38
      Other liabilities                                              (260)          51
      Due to affiliates                                                --          (99)
           Net cash provided by operating activities                6,173        4,872

Cash flows from investing activities:
  Insurance proceeds received                                         104          445
  Property improvements and replacements                           (1,834)      (2,871)
  Net deposits to restricted escrows                                  (17)        (290)
  Refund of construction service fees from affiliate                   --        2,245
           Net cash used in investing activities                   (1,747)        (471)

Cash flows from financing activities:
  Payments on mortgage note payable                                (1,350)        (986)
  Payments on advances from affiliate                                (156)      (1,853)
  Distributions to partners                                        (6,750)      (2,117)
  Distributions to minority interest partner                         (985)        (298)
  Loan costs paid                                                     (34)          --
           Net cash used in financing activities                   (9,275)      (5,254)

Net decrease in cash and cash equivalents                          (4,849)        (853)
Cash and cash equivalents at beginning of period                    5,559        2,277

Cash and cash equivalents at end of period                         $ 710       $ 1,424

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately zero and
   $30, respectively, paid to an affiliate                        $ 1,383      $ 2,427
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                $ 160        $ --

At December 31, 2002 and 2001 approximately $494,000 and $673,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, effectively controls the Managing General Partner in its capacity as the general partner of the Registrant.

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $469,000 and $449,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $219,000 and $267,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses. During 2001, the Partnership was charged by affiliates of the Managing General Partner approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees were no longer included in investment property at June 30, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $50,000 in asset management fees and approximately $5,000 in administrative fees for both the six month periods ended June 30, 2003 and 2002. These fees are included in general and administrative expenses.

At December 31, 2002, the Partnership owed advances of approximately $156,000 to an affiliate of the Managing General Partner. The advance was repaid in January 2003 with interest charged at prime plus 2% which amounted to less than $1,000 for the six months ended June 30, 2003. There were no advances owed at June 30, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $273,000 and $331,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgage Note Payable

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. The refinancing replaced the existing mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and capitalized an additional $34,000 during the six months ended June 30, 2003. In addition, approximately $7,026,000 was deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property.

Initially the November 14, 2002 refinancing of Springhill Lake Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Springhill Lake Apartments was required to make interest-only payments.

During December 2002, the loan on Springhill Lake Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.80% per annum at June 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

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

Note D - Casualty Gain

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the six months ended June 30, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

Note E - Minority Interest

The limited partnership interest in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Income allocated to the minority partner for the six months ended June 30, 2003 and 2002 was approximately zero and $489,000, respectively. During the six months ended June 30, 2003, the operating partnerships distributed approximately $7,730,000 of operating and refinancing proceeds to its partners, of which approximately $985,000 was distributed to the minority interest partner. Previous distributions to the minority interest partner during 2002 had reduced the minority interest partner's investment balance to zero. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $985,000 for the six months ended June 30, 2003. Such cumulative distributions to the minority partner in excess of investment totaled approximately $2,082,000 at June 30, 2003. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the six months ended June 30, 2003, approximately $527,000 in earnings were allocated to the majority partner to recover previous losses recognized.

Note F - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership owns no property other than its interest in the operating partnerships. The operating partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the six months ended June 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
                                                       2003          2002
       Springhill Lake Apartments
          Greenbelt, Maryland                          95%            97%

Results of Operations

The Partnership's net income for the six months ended June 30, 2003 was approximately $1,668,000 compared to approximately $1,857,000 for the corresponding period in 2002. The Partnership's net income for the three months ended June 30, 2003 was approximately $1,422,000 compared to net income of approximately $1,092,000 for the three months ended June 30, 2002. Income before minority interest for the six months ended June 30, 2003 was approximately $2,653,000 compared to approximately $2,346,000 for the corresponding period in 2002. Income before minority interest for the three months ended June 30, 2003 was approximately $1,725,000 compared to approximately $1,335,000 for the corresponding period in 2002. The increase in income before minority interest for both the three and six months ended June 30, 2003 is primarily due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is primarily due to a larger casualty gain recognized in 2002 compared to 2003 related to separate fires at the property in April 2001 and March 2002 slightly offset by an increase in other income. Other income increased due to an increase in utility reimbursements and laundry income at the property. Rental income remained relatively constant for the comparable periods.

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the six months ended June 30, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

Total expenses for the six months ended June 30, 2003 decreased due to a decrease in interest and general and administrative expenses partially offset by increases in operating and depreciation expenses. Property tax expense remained relatively constant for the comparable period. Interest expense decreased due to the refinancing of the mortgage encumbering Springhill Lake Apartments in November 2002. Though the mortgage principal balance increased significantly, the variable interest rate on the new loan was significantly lower during 2003 than the fixed interest rate applicable to the old loan during 2002. General and administrative expenses decreased due to lower costs incurred in relation to communications with investors. Operating expense increased due to increases in interior painting, natural gas costs, roof repairs and snow removal expenses partially offset by a decrease in salary and related employee expenses at the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

Total expenses for the three months ended June 30, 2003 decreased due to a decrease in interest and general and administrative expenses as discussed above and a decrease in operating expense partially offset by an increase in depreciation expense as discussed above. Property tax expense remained relatively constant for the comparable period. The decrease in operating expenses for the three months ended June 30, 2003 was due primarily to decreases in maintenance expenses and salary and related employee expenses partially offset by an increase in natural gas costs at the property compared to the corresponding period in 2002.

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

Minority interest in net earnings of the operating partnerships totaled approximately $243,000 and $489,000 for the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the three and six months ended June 30, 2003 distributions to the minority partner of approximately $303,000 and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $985,000 for the six months ended June 30, 2003. Such cumulative distributions to the minority partner in excess of investment totaled approximately $2,082,000 at June 30, 2003. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the six months ended June 30, 2003, approximately $527,000 in earnings were allocated to the majority partner to recover previous losses recognized.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $710,000 as compared to approximately $1,424,000 at June 30, 2002. Cash and cash equivalents decreased approximately $4,849,000 from December 31, 2002 due to approximately $9,275,000 and $1,747,000 of cash used in financing and investing activities, respectively, partially offset by approximately $6,173,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgage encumbering the property, payments on advances from an affiliate of the Managing General Partner and additional loan costs paid relating to the 2002 mortgage refinancing. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Registrant invests its working capital reserves in interest bearing accounts.

The Partnership has invested as a general partner in the operating partnerships, and as such, receives distributions of cash flow from the operating partnerships and is responsible for expenditures consisting of (i) interest payable on the mortgage loan and (ii) fees payable to affiliates of the Managing General Partner. The Managing General Partner believes that funds distributed by the operating partnerships to the Partnership will be sufficient to pay such expenditures.

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

During the six months ended June 30, 2003 the Partnership completed approximately $1,500,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliance and plumbing fixture upgrades, floor covering replacements, heating and air conditioning upgrades and interior decorations. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $650,000 which does not include any amounts that will be incurred to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the mortgage encumbering the property. At the refinancing, approximately $7,026,000 was deposited in an escrow account to fund such repairs and improvements. The additional capital improvements will consist primarily of roofing upgrades, appliance and flooring replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. The refinancing replaced the existing mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and capitalized an additional $34,000 during the six months ended June 30, 2003. In addition, approximately $7,026,000 was deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property.

Initially the November 14, 2002 refinancing of Springhill Lake Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Springhill Lake Apartments was required to make interest-only payments.

During December 2002, the loan on Springhill Lake Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.80% per annum at June 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

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

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $111,750,000 requires monthly payments of principal and interest until its maturity date in September 2007 at which time a balloon payment of approximately $99,693,000 will be due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                    Six Months       Per Limited        Six Months       Per Limited
                      Ended          Partnership          Ended          Partnership
                  June 30, 2003          Unit         June 30, 2002          Unit

Refinancing          $ 2,818           $ 4,342             $ --              $ --
Operations             3,932             5,755             2,117             3,099
                     $ 6,750           $10,097           $ 2,117           $ 3,099

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at June 30, 2003, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The following table summarizes the Partnership's debt obligations at June 30, 2003. Management believes that the fair value of the Partnership's debt approximates its carrying value as of June 30, 2003.

Principal amount by expected maturity:

Long Term Debt
                       Variable Rate Debt    Average Interest Rate
                         (in thousands)

        2003                $  1,359                   (1)
        2004                   2,769                   (1)
        2005                   2,829                   (1)
        2006                   2,891                   (1)
        2007                 101,902                   (1)
        Total               $111,750

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate was 1.80% at June 30, 2003 and will reset monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  3.4 Amended and Restated Limited Partnership Agreement and Certificate of Amendment of Springhill Lake Investors Limited Partnership (incorporated herein by reference to the Registrant's Registration Statement on Form 10, dated April 30, 1986).

                  3.4(a) Amendment to Amended and Restated Limited Partnership Agreement and Certificate of Amendment of Springhill Lake Investors Limited Partnership (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed for the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Springhill Lake Investors Ltd. Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Vice  President - Residential  of Three Winthrop
                                Properties,   Inc.,   equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Springhill Lake Investors Ltd. Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Vice  President - Residential  of Three Winthrop
                                Properties,   Inc.,   equivalent  of  the  chief
                                financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Ltd. Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.