Form 10-Q
period 2003-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2003-11-13
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003

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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                         September 30,    December 31,
                                                              2003            2002
                                                          (Unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 3,337         $ 5,559
   Receivables and deposits                                    1,383           1,854
   Restricted escrows                                          7,055           7,026
   Other assets                                                3,748           3,424
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                122,582         120,469
                                                             128,415         126,302
      Less accumulated depreciation                          (78,241)        (72,740)
                                                              50,174          53,562
                                                            $ 65,697        $ 71,425
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                         $ 1,474         $ 1,044
   Tenant security deposit liabilities                           844             774
   Other liabilities                                             601             937
   Advances from affiliate                                        --             156
   Mortgage note payable                                     111,070         113,100
                                                             113,989         116,011
Minority interest (Note E)

Partners' Deficit
   General partners                                           (2,842)         (2,797)
   Investor limited partners (649 units issued and
      outstanding)                                           (45,450)        (41,789)
                                                             (48,292)        (44,586)
                                                            $ 65,697        $ 71,425

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

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                              2003         2002         2003          2002
Revenues:
  Rental income                             $ 7,693      $ 7,676       $22,733      $22,690
  Other income                                  406          410         1,094        1,025
  Casualty gain (Note D)                         --           --            83          466
      Total revenues                          8,099        8,086        23,910       24,181

Expenses:
  Operating                                   3,677        2,868        10,410        9,508
  General and administrative                    148          191           467          553
  Depreciation                                1,823        1,807         5,548        5,138
  Interest                                      635        1,205         2,068        3,691
  Property taxes                                440          474         1,388        1,404
      Total expenses                          6,723        6,545        19,881       20,294

Income before minority interest               1,376        1,541         4,029        3,887

Distributions to minority interest
  partner in excess of investment
  (Note E)                                       --           --          (985)          --

Minority interest in net income
  of operating partnerships (Note E)             --         (294)           --         (783)
Net income                                  $ 1,376      $ 1,247       $ 3,044      $ 3,104

Net income allocated to general
  partners (5%)                               $ 69         $ 62         $ 152        $ 155

Net income allocated to limited
   partners (95%)                             1,307        1,185         2,892        2,949
                                            $ 1,376      $ 1,247       $ 3,044      $ 3,104

Net income per limited partnership
  unit                                      $ 2,014      $ 1,826       $ 4,456      $ 4,544

Distributions per limited partnership
  unit                                        $ --       $ 3,109       $10,097      $ 6,208

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2002                     649         $(2,797)    $(41,789)    $(44,586)

Distributions to partners                 --            (197)      (6,553)      (6,750)

Net income for the nine months
   ended September 30, 2003               --             152        2,892        3,044

Partners' deficit at
   September 30, 2003                    649         $(2,842)    $(45,450)    $(48,292)


            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2003       2002
Cash flows from operating activities:
  Net income                                                      $ 3,044      $ 3,104
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess of
      investment                                                       985          --
     Minority interest in net income of operating
      partnerships                                                      --         783
     Depreciation                                                    5,548       5,138
     Casualty gain                                                     (83)       (466)
     Amortization of loan costs                                        329         102
     Bad debt expense, net                                             205         146
     Change in accounts:
      Receivables and deposits                                         266         619
      Other assets                                                    (600)     (1,371)
      Accounts payable                                                 554        (895)
      Tenant security deposit liabilities                               70          35
      Other liabilities                                               (336)       (124)
      Due to affiliates                                                 --         (99)
           Net cash provided by operating activities                 9,982       6,972

Cash flows from investing activities:
  Insurance proceeds received                                          104         445
  Property improvements and replacements                            (2,305)     (3,335)
  Net deposits to restricted escrows                                   (29)       (126)
  Refund of construction service fees from affiliate                    --       2,245
           Net cash used in investing activities                    (2,230)       (771)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (2,030)     (1,507)
  Payments on advances from affiliate                                 (156)     (1,853)
  Distributions to partners                                         (6,750)     (4,241)
  Distributions to minority interest partner                          (985)       (685)
  Loan costs paid                                                      (53)         --
           Net cash used in financing activities                    (9,974)     (8,286)

Net decrease in cash and cash equivalents                           (2,222)     (2,085)
Cash and cash equivalents at beginning of period                     5,559       2,277

Cash and cash equivalents at end of period                        $ 3,337       $ 192

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately zero and
   $30, respectively, paid to an affiliate                        $ 1,925      $ 3,610
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                $ 370        $ 253

At December 31, 2002 and 2001 approximately $494,000 and $673,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Three Winthrop Properties, Inc. (the "Managing General Partner" or "Three Winthrop"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, effectively controls the Managing General Partner in its capacity as the general partner of the Registrant.

The accompanying consolidated financial statements include the accounts of the Partnership and the operating partnerships. Theodore N. Lerner's ownership in the operating partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant interpartnership accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's consolidated results of operations taken as a whole.

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $709,000 and $693,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $329,000 and $401,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses. During 2001, the Partnership was charged by affiliates of the Managing General Partner approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees were no longer included in investment property at September 30, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $78,000 in asset management fees and approximately $5,000 in administrative fees for both the nine month periods ended September 30, 2003 and 2002. These fees are included in general and administrative expenses.

At December 31, 2002, the Partnership owed advances of approximately $156,000 to an affiliate of the Managing General Partner. The advance was repaid in January 2003 with interest charged at prime plus 2% which amounted to less than $1,000 for the nine months ended September 30, 2003. There were no advances owed at September 30, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $273,000 and $331,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgage Note Payable

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. The refinancing replaced the existing mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and capitalized an additional $53,000 during the nine months ended September 30, 2003. In addition, approximately $7,026,000 was deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property.

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

During December 2002, the loan on Springhill Lake Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.91% at September 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

Note D - Casualty Gain

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the nine months ended September 30, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

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

Note E - Minority Interest

The limited partnership interest in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Income allocated to the minority partner for the nine months ended September 30, 2003 and 2002 was approximately zero and $783,000, respectively. During the nine months ended September 30, 2003, the operating partnerships distributed approximately $7,730,000 of operating and refinancing proceeds to its partners, of which approximately $985,000 was distributed to the minority interest partner. Previous distributions to the minority interest partner during 2002 had reduced the minority interest partner's investment balance to zero. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $985,000 for the nine months ended September 30, 2003. Such cumulative distributions to the minority partner in excess of investment totaled approximately $2,082,000 at September 30, 2003. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2003, approximately $798,000 in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $1,284,000 at September 30, 2003 is recovered.

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.


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

The Partnership owns no property other than its interest in the operating partnerships. The operating partnerships' investment property is a complex which consists of apartment and townhouse units and an eight store shopping center. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
                                                       2003          2002
       Springhill Lake Apartments
          Greenbelt, Maryland                          96%            97%

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $3,044,000 compared to net income of approximately $3,104,000 for the corresponding period in 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $1,376,000 compared to net income of approximately $1,247,000 for the three months ended September 30, 2002. Income before minority interest for the nine months ended September 30, 2003 was approximately $4,029,000 compared to approximately $3,887,000 for the corresponding period in 2002. Income before minority interest for the three months ended September 30, 2003 was approximately $1,376,000 compared to approximately $1,541,000 for the corresponding period in 2002. The increase in income before minority interest for the nine months ended September 30, 2003 is primarily due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in income before minority interest for the three months ended September 30, 2003 is due to an increase in total expenses while total revenues remained relatively constant between the periods. The decrease in total revenues for the nine months ended September 30, 2003 is due to a larger casualty gain recognized in 2002 compared to 2003 related to separate fires at the property in April 2001 and March 2002, respectively, slightly offset by an increase in both other and rental income. Other income increased due to increases in utility reimbursements and laundry income at the property. Rental income increased slightly due to increased rental rates at Springhill Lake Apartments.

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the nine months ended September 30, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

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

Total expenses for the nine months ended September 30, 2003 decreased due to decreases in interest and general and administrative expenses partially offset by increases in operating and depreciation expenses. Property tax expense remained relatively constant between the comparable periods. Interest expense decreased due to the refinancing of the mortgage encumbering Springhill Lake Apartments in November 2002. Though the mortgage principal balance increased significantly, the variable interest rate on the new loan was significantly lower in 2003 than the fixed interest rate applicable to the old loan during 2002. General and administrative expense decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Operating expense increased due to an increase in maintenance expenses, primarily interior painting, natural gas costs, roof repairs and snow removal expenses, partially offset by a decrease in salary and related employee expenses at the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

Total expenses for the three months ended September 30, 2003 increased due to increases in operating and depreciation expenses partially offset by decreases in interest and general and administrative expenses, all as discussed above, and a decrease in property tax expense. Property tax expense decreased for the three months ended September 30, 2003 due to an adjustment made in the third quarter of 2003, which was made based on the property tax bill received during that time being lower than had been estimated earlier in the year.

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

Minority interest in net earnings of the operating partnerships totaled approximately $294,000 and $783,000 for the three and nine months ended
September 30, 2002, respectively. During the three and nine months ended September 30, 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the three and nine months ended September 30, 2003 distributions to the minority partner of approximately zero and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as
distributions   to  the  minority   partner  in  excess  of  investment  on  the
accompanying consolidated statements of operations. Distributions to the minority partner in excess of investment totaled approximately $985,000 for the nine months ended September 30, 2003. Such cumulative distributions to the minority partner in excess of investment totaled approximately $2,082,000 at September 30, 2003. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2003, approximately $798,000 in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $1,284,000 at September 30, 2003 is recovered.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $3,337,000 as compared to approximately $192,000 at September 30, 2002. Cash and cash equivalents decreased approximately $2,222,000 from December 31, 2002 due to approximately $9,974,000 and $2,230,000 of cash used in financing and investing activities, respectively, partially offset by approximately $9,982,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgage encumbering the property, payments on advances from an affiliate of the Managing General Partner and additional loan costs paid relating to the 2002 mortgage refinancing. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2003 the Partnership completed approximately $2,181,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliance and plumbing fixture upgrades, floor covering replacements, cabinet upgrades and interior decorations. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $325,000 which does not include any amounts that will be incurred to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $7,026,000 was deposited in an escrow account to fund such repairs and improvements. The additional capital improvements will consist primarily of roofing upgrades, appliance and flooring replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. The refinancing replaced the existing mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and capitalized an additional $53,000 during the nine months ended September 30, 2003. In addition, approximately $7,026,000 was deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property.

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

During December 2002, the loan on Springhill Lake Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.91% at September 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $111,070,000 requires monthly payments of principal and interest until its maturity date in September 2007 at which time a balloon payment of approximately $99,693,000 will be due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                Nine Months Ended    Partnership    Nine Months Ended    Partnership
                September 30, 2003       Unit       September 30, 2002       Unit

Refinancing          $ 2,818           $ 4,342             $ --              $ --
Operations             3,932             5,755             4,241             6,208
                     $ 6,750           $10,097           $ 4,241           $ 6,208

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

Other

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's consolidated results of operations taken as a whole.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at September 30, 2003, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The following table summarizes the Partnership's debt obligations at September 30, 2003. Management believes that the fair value of the Partnership's debt approximates its carrying value as of September 30, 2003.

Principal amount by expected maturity:

Long Term Debt
                       Variable Rate Debt    Average Interest Rate
                         (in thousands)

        2003                 $ 679                     (1)
        2004                   2,769                   (1)
        2005                   2,829                   (1)
        2006                   2,891                   (1)
        2007                 101,902                   (1)
        Total               $111,070

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate was 1.91% at September 30, 2003 and will reset monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date: November 13, 2003

                                    /s/Patrick J. Foye
                                 Patrick J. Foye
                                Vice President - Residential and Chief Financial Officer of Three Winthrop Properties, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


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

Date: November 13, 2003

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



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Ltd. Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.