Form 10-K
period 2003-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2004-03-29
CIK 763399

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant" or the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former general partner of the Operating Partnerships whose interest was converted to that of a limited partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop" or "Managing General Partner"), a wholly-owned subsidiary of First Winthrop Corporation ("FWC"), the controlling entities of which are an affiliate of Winthrop Financial Associates, a Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". Pursuant to the by-laws of the Managing General Partner, the Residential Committee of the Managing General Partner as well as the officers appointed by the Residential Committee have the exclusive authority to manage the day-to-day affairs of the Managing General Partner in its capacity as the general partner of the Registrant. The Residential Committee consists of a director appointed by AIMCO. Accordingly, AIMCO has effective control of the Managing General Partner in its capacity as general partner of the Registrant. The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

On December 11, 2003, AIMCO Properties, L.P., a Delaware limited partnership, entered into a Redemption and Contribution Agreement (the "Redemption and Contribution Agreement") with FWC with respect to the acquisition of the managing General Partner's interest (the "MGP Interest") by an affiliate of AIMCO Properties, L.P., the operating partnership of AIMCO.

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from the Managing General Partner to the AIMCO Properties, L.P. affiliate is effective, NHP Management Company ("NHP"), an affiliate of AIMCO Properties, L.P., holds 100% of the Class B stock of FWC, which provides NHP with the right to elect one director to the Managing General Partner's Board of Directors, who in turn has the power to appoint the sole member of the Residential Committee of the Managing General Partner's Board of Directors. The Residential Committee is vested with the authority to elect officers and, subject to certain limitations, the Residential Committee and its appointed officers have the right to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Partnership.

The purchase price allocated to the MGP Interest was $1,000 plus the redemption of certain interests held by affiliates of AIMCO Properties, L.P. in FWC. The agreement is subject to necessary actions to obtain the consent of the limited partners (although AIMCO Properties, L.P. and its affiliates control a sufficient interest in the Partnership to approve the transfer of the MGP Interest), lenders, if applicable, and any necessary governmental consents.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's project. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Registrant's property and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Registrant's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Registrant's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Item 2.     Description of Property

The following table sets forth the Registrant's investment in property:

                                   Date of
            Property               Purchase      Type of Ownership           Use

Springhill Lake Apartments          10/84    Fee ownership subject        Apartment
  Greenbelt, Maryland                        to a first mortgage.        2,899 units

The Project was initially acquired by the Operating Partnerships in October 1984 for an initial cost of $73,316,500. The Project consists of 2,899 apartment and townhouse units and a four-store shopping center situated on 154 acres of landscaped grounds. The Project also contains a clubhouse/community center, two Olympic-size swimming pools and six tennis courts.

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                       Gross
                     Carrying     Accumulated                                 Federal
Property               Value      Depreciation      Rate        Method       Tax Basis
                           (in thousands)                                  (in thousands)

Springhill Lake      $128,641       $80,070       10-30 yrs       S/L         $31,079

See  "Item  8.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                    Principal    Principal                                       Principal
                    Balance At   Balance At   Stated                              Balance
                         December 31,        Interest    Period     Maturity      Due At
Property               2003         2002       Rate     Amortized     Date     Maturity (1)
                        (in thousands)                                        (in thousands)
Springhill Lake
  1st mortgage       $110,386     $113,100      (2)     30 years     09/07        $99,940

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. The refinancing replaced the existing mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership capitalized loan costs of approximately $2,058,000 during 2002 and approximately $53,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs. In addition, approximately $7,783,000 was initially deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property. At December 31, 2003, the escrow account balance was approximately $7,070,000.

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

During December 2002, the loan on Springhill Lake Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

Rental Rates and Occupancy

 Average annual rental rate and occupancy for 2003 and 2002 for the property:

                                Average Annual             Average Annual
                                 Rental Rate                  Occupancy
                                  (per unit)
Property                     2003           2002          2003         2002

Springhill Lake             $11,085       $10,899         96%          97%

As noted under "Item 1.  Description of Business,"  the real estate  industry is highly competitive. The Property is subject to competition from other residential complexes in the area. The Managing General Partner believes that the Property is adequately insured. The Property is a predominately residential complex which leases its units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

 Schedule of Real Estate Taxes and Rates

 Real estate taxes and rates in 2003 for the property were:

                              2003              2003
                            Billing             Rate
                         (in thousands)

Springhill Lake              $1,973             4.75%

The Property has a fiscal year different than the real estate tax year; therefore, real estate tax expense as stated in the Partnership's Consolidated Statement of Operations does not agree to the 2003 billings.

Capital Improvements

The Partnership completed approximately $2,407,000 in capital improvements at Springhill Lake Apartments during the year ended December 31, 2003, consisting primarily of structural improvements, appliance and plumbing fixture upgrades, floor covering replacements, hearing and electrical improvements, cabinet upgrades and interior decorations. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $1,595,000 which does not include any amounts that will be incurred during 2004 to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $7,783,000 was initially deposited in an escrow account to fund such repairs and improvements. At December 31, 2003, the balance in the escrow account was approximately $7,070,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital improvements planned for the year 2004 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.


Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 143 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner owned 521.90 units or 80.42% of the outstanding units at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2003       Unit       December 31, 2002       Unit

Operations             $ 3,932          $ 5,755           $ 5,966          $ 8,733
Refinance (1)            2,818            4,342            45,840           70,632
Total                  $ 6,750          $10,097           $51,806          $79,365

(1) Proceeds from the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit further distributions to its partners during 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data (in thousands, except unit data)

                                2003         2002        2001         2000        1999
Total revenues from
  rental operations           $ 32,282     $ 32,290    $ 31,004     $ 27,220    $ 26,159

Net income                     $ 4,455      $ 3,213    $ 2,387      $ 1,725      $ 1,056

Net income per limited
  partnership unit             $ 6,521      $ 4,703    $ 3,495      $ 2,525      $ 1,545

Limited partnership
  units outstanding                649          649         649          649         649

Total assets                  $ 65,825     $ 71,425    $ 67,310     $ 64,900    $ 61,613

Mortgage note payable         $110,386     $113,100    $ 51,788     $ 53,689    $ 55,402

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

Results of Operations

2003 Compared with 2002

The Partnership's net income for the year ended December 31, 2003 was approximately $4,455,000 compared to net income of approximately $3,213,000 for the year ended December 31, 2002 (See "Item 8. Financial Statements and Supplementary Data - Note C" for a reconciliation of theses amounts to the Partnership's federal taxable income.) Income before minority interest for the year ended December 31, 2003 was approximately $5,440,000 compared to approximately $5,377,000 for the year ended December 31, 2002. The increase in income before minority interest is primarily due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for the year ended December 31, 2003 is due to a larger casualty gain recognized in 2002 compared to 2003 related to separate fires at the property in April 2001 and March 2002, respectively, slightly offset by an increase in both other and rental income. Other income increased due to increases in utility reimbursements and legal fees partially offset by decreases in lease cancellation fees and miscellaneous resident charges at the property. Rental income increased slightly due to increased rental rates at Springhill Lake Apartments.

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the year ended December 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

Total expenses for year ended December 31, 2003 decreased due to decreases in interest and general and administrative expenses partially offset by increases in operating, property tax, bad debt and depreciation expenses. Interest expense decreased due to the refinancing of the mortgage encumbering Springhill Lake Apartments in November 2002. Though the mortgage principal balance increased significantly, the variable interest rate on the new loan was significantly lower in 2003 than the fixed interest rate applicable to the old loan during 2002. General and administrative expense decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. The increase in operating expense is primarily due to increases in property administrative costs and maintenance expenses at the property. Property administrative expenses increased primarily due to the cost of cleaning contracts and costs associated with collecting tenant rents. Maintenance expenses increased primarily due to roof repairs, snow removal expenses and contract work offset by decreases in interior and exterior building improvements at the Partnership's investment property. Property tax expense increased due to an increased tax rate by the local taxing authority. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Bad debt expense increased as a result of larger balances owed by tenants that were evicted during 2003 compared to the balances owed for 2002 evictions.

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

Minority interest in net earnings of the operating partnerships totaled approximately zero and $1,066,000 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2003 and 2002, distributions to the minority interest partner of approximately $985,000 and $1,098,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $2,083,000 and $1,098,000 at December 31, 2003 and 2002,
respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2003 and 2002, approximately $1,070,000 and zero, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $1,013,000 at December 31, 2003 is recovered.

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

During April 2001, a fire occurred at Springhill Lake Apartments which resulted in damage to two buildings. The Property initially received $145,000 of insurance proceeds during August 2001 and received the remaining balance of $445,000 in June 2002. All work was completed during 2002 with the total costs to restore the buildings totaling approximately $595,000. A casualty gain was recognized during 2002 of approximately $466,000 as a result of the receipt of $590,000 in total insurance proceeds less the write-off of approximately $124,000 in undepreciated assets.

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

Liquidity and Capital Reserves

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $5,194,000, compared to approximately $5,559,000 at December 31, 2002. The decrease of approximately $365,000 was due to approximately $10,658,000 and $2,841,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $13,134,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgage encumbering the property, payments on advances from an affiliate of the Managing General Partner and additional loan costs paid relating to the 2002 mortgage refinancing. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $1,595,000 which does not include any amounts that will be incurred during 2004 to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the property. At closing of this loan, the
Partnership was required to fund a replacement reserve account with approximately $7,783,000. At December 31, 2003, the balance in the escrow account was approximately $7,070,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On November 14, 2002, the Partnership refinanced its existing mortgage encumbering Springhill Lake Apartments. The refinancing replaced the existing mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs. The Partnership capitalized loan costs of approximately $2,058,000 during the year ended December 31, 2002 and capitalized an additional $53,000 during the year ended December 31, 2003. In addition, approximately $7,783,000 was initially deposited in an escrow account in connection with the refinancing to be used to complete required repairs at the property. At December 31, 2003, the escrow balance was approximately $7,070,000.

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

During December 2002, the loan on Springhill Lake Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $110,386,000 requires monthly payments of principal and interest until its maturity date in September 2007 at which time a balloon payment of approximately $99,940,000 will be due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be sold or refinanced for a sufficient amount the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                      Year Ended      Partnership       Year Ended       Partnership
                  December 31, 2003       Unit       December 31, 2002       Unit

Operations             $ 3,932          $ 5,755           $ 5,966          $ 8,733
Refinance (1)            2,818            4,342            45,840           70,632
Total                  $ 6,750          $10,097           $51,806          $79,365

(1) Proceeds from the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or Property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit distributions to its partners during 2004 or subsequent periods.

Other

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the property bears interest at a variable rate. Based on interest rates at December 31, 2003, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The following table summarizes the Partnership's debt obligations at December 31, 2003. Management believes that the fair value of the Partnership's debt approximates its carrying value as of December 31, 2003.

Principal amount by expected maturity:

          Long Term Debt
                              Variable Rate Debt    Average Interest Rate
                                (in thousands)

               2004                $  2,764                  (1)
               2005                   2,829                  (1)
               2006                   2,891                  (1)
               2007                 101,902                  (1)
               Total               $110,386

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and will reset monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

Item 8.     Financial Statements and Supplementary Data

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets - December 31, 2003 and 2002

     Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners of
Springhill Lake Investors Limited Partnership


We have audited the accompanying consolidated balance sheets of Springhill Lake Investors Limited Partnership as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                  December 31,
                                                                2003          2002
Assets
   Cash and cash equivalents                                  $ 5,194       $ 5,559
   Receivables and deposits                                      1,944         1,854
   Restricted escrows                                            7,070         7,026
   Other assets                                                  3,046         3,424
   Investment Property (Notes B and E):
     Land                                                        5,833         5,833
     Buildings and related personal property                   122,808       120,469
                                                               128,641       126,302
     Less accumulated depreciation                             (80,070)      (72,740)
                                                                48,571        53,562
                                                              $ 65,825      $ 71,425
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                            $ 830        $ 1,044
   Tenant security deposit liabilities                             834           774
   Other liabilities                                               656           937
   Advances from affiliate                                          --           156
   Mortgage note payable (Note E)                              110,386       113,100
                                                               112,706       116,011

Minority Interest (Note H)                                          --            --

Partners' Deficit
   General partners                                             (2,771)       (2,797)
   Investor limited partners
     (649 units issued and outstanding)                        (44,110)      (41,789)
                                                               (46,881)      (44,586)
                                                              $ 65,825      $ 71,425

            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                        Years Ended December 31,
                                                     2003         2002          2001
Revenues:
  Rental income                                    $30,677       $30,462      $29,682
  Other income                                       1,522         1,362        1,322
  Casualty gain (Note F)                                83           466           --
      Total revenues                                32,282        32,290       31,004

Expenses:
  Operating                                         13,990        12,347       12,713
  General and administrative                           598           639          815
  Depreciation                                       7,377         7,106        6,727
  Interest                                           2,714         4,772        5,242
  Property taxes                                     1,883         1,850        1,849
  Bad debt expense                                     280           199          330
      Total expenses                                26,842        26,913       27,676

Income before minority interest                      5,440         5,377        3,328

Distributions to minority interest partner
  in excess of investment (Note H)                    (985)       (1,098)          --

Minority interest in net earnings of
  operating partnerships (Note H)                       --        (1,066)        (941)
         Net income                                $ 4,455       $ 3,213      $ 2,387

Net income allocated to general partners (5%)       $ 223         $ 161        $ 119
Net income allocated to investor limited
   partners (95%)                                    4,232         3,052        2,268
         Net income                                $ 4,455       $ 3,213      $ 2,387

Net income per limited partnership unit            $ 6,521       $ 4,703      $ 3,495

Distributions per limited partnership unit         $10,097       $79,365        $ --


            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL


              For The Years Ended December 31, 2003, 2002 and 2001
                        (in thousands, except unit data)


                                                                                Total
                                       Limited                  Investor      Partners'
                                     Partnership    General     Limited       (Deficit)
                                        Units      Partners     Partners       Capital

Original capital contributions           649         $ --       $ 40,563      $ 40,563

Partners' (deficiency) capital
  at December 31, 2000                   649        $(2,779)    $ 4,399        $ 1,620

Net income for the year ended
  December 31, 2001                       --            119        2,268         2,387

Partners' (deficiency) capital
  at December 31, 2000                   649         (2,660)       6,667         4,007

Distributions to partners                              (298)     (51,508)      (51,806)

Net income for the year ended
  December 31, 2002                       --            161        3,052         3,213

Partners' deficit at
  December 31, 2002                      649         (2,797)     (41,789)      (44,586)

Distributions to partners                              (197)      (6,553)       (6,750)

Net income for the year ended
  December 31, 2003                       --            223        4,232         4,455

Partners' deficit at
  December 31, 2003                      649        $(2,771)    $(44,110)     $(46,881)

            See Accompanying Notes to Consolidated Financial Statements



                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                   Years Ended December 31,
                                                                  2003       2002       2001
Cash flows from operating activities:
  Net income                                                    $ 4,455    $ 3,213     $ 2,387
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess
      of investment                                                 985      1,098          --
     Minority interest in net earnings of operating
      partnerships                                                   --      1,066         941
     Depreciation                                                 7,377      7,106       6,727
     Casualty gain                                                  (83)      (466)         --
     Amortization of loan costs                                     437        150         136
     Loss on early extinguishment of debt                            --         58          --
     Bad debt expense                                               280        199         330
     Change in accounts:
      Receivables and deposits                                     (370)        65        (845)
      Other assets                                                   (6)      (318)         24
      Accounts payable                                              280     (1,042)        988
      Tenant security deposit liabilities                            60         (1)        208
      Other liabilities                                            (281)        (2)        521
      Due to affiliate                                               --        (99)        (88)
        Net cash provided by operating activities                13,134     11,027      11,329
Cash flows from investing activities:
  Insurance proceeds received                                       104        445          --
  Property improvements and replacements                         (2,901)    (3,858)     (8,908)
  Net deposits to restricted escrows                                (44)    (4,694)       (310)
  Refund of construction service fees from affiliate                 --      2,245          --
        Net cash used in investing activities                    (2,841)    (5,862)     (9,218)
Cash flows from financing activities:
  Proceeds from advances from affiliate                              --        156       1,115
  Payments on advances from affiliate                              (156)    (1,853)     (1,495)
  Payments on mortgage note payable                              (2,714)    (1,488)     (1,901)
  Distributions to partners                                      (6,750)   (51,806)         --
  Distributions to minority interest partner                       (985)    (7,634)         --
  Repayment of mortgage notes payable                                --    (50,300)         --
  Proceeds from refinancing                                          --    113,100          --
  Loan costs paid                                                   (53)    (2,058)         --
        Net cash used in financing activities                   (10,658)    (1,883)     (2,281)
Net (decrease) increase in cash and cash equivalents               (365)     3,282        (170)
Cash and cash equivalents at beginning of year                    5,559      2,277       2,447
Cash and cash equivalents at end of year                        $ 5,194    $ 5,559     $ 2,277
Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $0, $41,
   and $225, respectively, paid to an affiliate                 $ 2,456    $ 4,586     $ 5,118
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
   payable and other liabilities                                  $ --      $ 494       $ 673


            See Accompanying Notes to Consolidated Financial Statements


                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization: Springhill Lake Investors Limited Partnership (the "Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake complex in Greenbelt, Maryland. The complex consists of 2,899 apartment and townhouse units and a four-store shopping center. The Managing General Partner of the Registrant is Three Winthrop Properties, Inc. ("Three Winthrop" or "Managing General Partner") a wholly-owned subsidiary of First Winthrop Corporation ("FWC"), the controlling entities of which are Winthrop Financial Associates, a Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). The non-managing General Partner is Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Both the Managing General Partner and the non-managing General Partner are hereby collectively known as the "General Partners". Pursuant to the by-laws of the Managing General Partner, the Residential Committee of the Managing General Partner as well as the officers appointed by the Residential Committee have the exclusive authority to manage the day-to-day affairs of the Managing General Partner in its capacity as the general partner of the Registrant. The Residential Committee consists of a director appointed by AIMCO. Accordingly, AIMCO has effective control of the Managing General Partner in its capacity as general partner of the Registrant. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 2003, 2002 and 2001 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income per limited partnership unit for each year was computed as 95% of net income divided by 649 units outstanding (the "Units").

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $5,125,000 and $5,516,000 at December 31, 2003 and 2002, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex with a four-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment property that have been permanently impaired have been written down to appraisal value. No adjustments for the impairment of value were necessary for the years ended December 31, 2003, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $451,000 in 2002 compared to 2001. Capitalization of such costs decreased by approximately $40,000 in 2003 compared to 2002.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $87,000, $73,000, and $103,000 for the years ended December 31, 2003, 2002 and 2001, respectively, were charged to operating expense as incurred.

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

Loan Costs: Loan costs of approximately $2,111,000 and $2,058,000 are included in other assets in the accompanying consolidated balance sheet as of December 31, 2003 and 2002, respectively. Accumulated amortization of approximately $497,000 and $25,000 was also included in other assets as of December 31, 2003 and 2002, respectively. These loan costs are being amortized over five years on a straight-line method. Amortization expense is included in interest expense in the accompanying consolidated statements of operations. Amortization of loan costs is expected to be approximately $430,000 in 2004 through 2006 and $324,000 in 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt approximates its carrying value at December 31, 2003.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and are included in receivables and deposits in the accompanying consolidated balance sheets. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

Note B - Investment Property and Accumulated Depreciation

                                                  Initial Cost
  Investment Property                            To Partnership

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances      Land       Property       Acquisition
                           (in thousands)                      (in thousands)

Springhill Lake               $110,386       $ 5,833     $ 67,484        $ 55,324


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                             Buildings
                                And
                              Related
                              Personal              Accumulated     Date     Depreciable
Description          Land     Property     Total    Depreciation  Acquired    Life-Years

Springhill Lake     $5,833    $122,808   $128,641     $ 80,070      10/84       10-30

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are 5 - 10 years.

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                    Years Ended December 31,
                                               2003            2002           2001
                                                         (in thousands)
Investment Property
Balance at beginning of year                 $126,302         $125,133      $116,549
  Property improvements                         2,407            3,679         8,673
  Disposition of property                         (68)            (265)          (89)
  Refund of construction service fees
    previously capitalized (1)                     --           (2,245)           --
Balance at end of year                       $128,641         $126,302      $125,133

Accumulated Depreciation
Balance at beginning of year                 $ 72,740         $ 65,806      $ 59,137
  Depreciation of real estate                   7,377            7,106         6,727
  Disposition of property                         (47)            (172)          (58)
Balance at end of year                       $ 80,070         $ 72,740      $ 65,806

(1)   See Note D - Related Party Transactions for further information.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is $127,734,000 and $124,896,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is $96,655,000 and $92,901,000.

Note C - Taxable Income

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income (in thousands, except per unit data):

                                                   2003         2002        2001

  Net income as reported                          $ 4,455      $ 3,213     $ 2,387
    Excess of accelerated depreciation for
      income tax purposes                           3,623          778         249
    Deferred revenue - laundry income                 (79)         (79)        (72)
    Other                                             117          542       1,262

  Federal taxable income                          $ 8,116      $ 4,454     $ 3,826

  Federal taxable income per limited
    partnership unit                              $11,881      $ 6,519     $ 5,601

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                     2003             2002
  Net liabilities as reported:                     $(46,881)        $(44,586)
    Land and buildings                                 (907)          (1,293)
    Accumulated depreciation                        (16,585)         (20,161)
    Deferred sales commission                            65              144
    Other                                             3,558            3,780

  Net liabilities - income tax method              $(60,750)        $(62,116)

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $953,000, $936,000 and $1,048,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $413,000, $435,000 and $2,474,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in general and administrative expense. For the years ended December 31, 2002 and 2001, the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs (see "Note J"). During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees were no longer included in investment property at December 31, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2003, 2002 and 2001, which is included in general and administrative expense.

During the years ended December 31, 2002 and 2001, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000 and $1,115,000, respectively. There were no advances made for the year ended December 31, 2003. Approximately $156,000, $1,853,000 and $1,495,000 was repaid during 2003, 2002 and 2001, respectively. At December 31, 2003, there was no balance due for advances from affiliate. At December 31, 2002, approximately $156,000 was owed and is included in advances from affiliate in the accompanying consolidated balance sheet. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $30,000 and $186,000 of interest expense related to these advances during the years ended December 31, 2002 and 2001, respectively. Interest expense for the year ended December 31, 2003 amounted to less than $1,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $273,000, $331,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                    Principal   Principal
                     Balance     Balance      Monthly                            Principal
                     Due At      Due At       Payment                             Balance
Property                 December 31,        Including   Interest   Maturity      Due At
                      2003        2002       Interest      Rate       Date       Maturity
                              (in thousands)                                  (in thousands)
Springhill Lake
  1st mortgage      $110,386    $113,100       $ 427        (1)      09/07       $ 99,940

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92% and will reset monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

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

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

The 2002 refinancing of the existing Springhill Lake Apartments loan replaced the first mortgage of approximately $50,300,000 with a new mortgage in the amount of $113,100,000. Total capitalized loan costs were approximately
$2,058,000 during the year ended December 31, 2002. Additional loan costs of approximately $53,000 were capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs. In addition, approximately $7,783,000 was initially deposited in an escrow account to be used to complete required repairs at the property. At December 31, 2003, the escrow account balance was approximately $7,070,000.

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003, are as follows (in thousands):

               2004          $ 2,764
               2005            2,829
               2006            2,891
               2007          101,902
              Total         $110,386

Note F - Casualty Gains

During March 2002 a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the year ended December 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

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

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August 31, 2011. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2003 are as follows (in thousands):

               2004           $ 154
               2005             161
               2006             167
               2007             155
               2008             137
            Thereafter          413
                             $1,187

Note H - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero and $1,066,000 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2003 and 2002, distributions to the minority interest partner of approximately $985,000 and $1,098,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $2,083,000 and $1,098,000 at December 31, 2003 and 2002, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2003 and 2002, approximately $1,070,000 and zero, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $1,013,000 at December 31, 2003 is recovered.

Note I - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

                                      1st         2nd         3rd        4th
2003                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 7,902     $ 8,048     $ 8,165    $ 8,167    $32,282

Total expenses                        7,656       6,626       6,789      6,756     27,827

Net income                           $ 246      $ 1,422     $ 1,376    $ 1,411    $ 4,455

Net income per limited
  partnership unit                   $ 361      $ 2,082     $ 2,014    $ 2,064    $ 6,521

                                      1st         2nd         3rd        4th
2002                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 7,821     $ 8,374     $ 8,132    $ 7,963    $32,290

Total expenses                        7,056       7,282       6,885      7,854     29,077

Net income                           $ 765      $ 1,092     $ 1,247     $ 109     $ 3,213

Net income per limited
  partnership unit                  $ 1,120     $ 1,598     $ 1,826     $ 159     $ 4,703

Note J - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2002 and 2001, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2002 and 2001, the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately ($99,000) and $88,000, respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2002 and 2001 were approximately $435,000 and $616,000, respectively, as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2002 and 2001 of approximately $401,000 and $395,000, respectively.

Note K - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 10.  Directors,   Executive   Officers,   Promoters  and  Control  Persons,
          Compliance With Section 16(a) of the Exchange Act

The Registrant has no directors or officers. Three Winthrop and Linnaeus-Lexington are the general partners of the Registrant. Three Winthrop is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. Pursuant to the by-laws of the Managing General Partner, the Residential Committee of the Managing General Partner as well as the officers appointed by the Residential Committee have the exclusive authority to manage the day-to-day affairs of the Managing General Partner in its capacity as the general partner of the Registrant. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Martha L. Long               44    Director, Vice President - Residential,
                                    and sole member of the Residential Committee
Thomas M. Herzog             41    Vice President - Residential and Chief
                                     Accounting Officer
Michael L. Ashner            51    Chief Executive Officer and Director
Peter Braverman              52    Executive Vice President and Director

Martha L. Long has been a Director and Vice President - Residential of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Thomas M. Herzog was appointed Vice President - Residential and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

Michael L. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996 as well as the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership, a real estate company. Mr. Ashner has served as Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments, a publicly traded real estate investment trust ("First Union"), since December 31, 2003. Since August 2002, Mr. Ashner has also served as the Chief Executive Officer and a Director of Shelbourne Properties I, II and III, three separate publicly traded real estate investment trusts. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 50 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: Greate Bay Hotel and Casino Inc., a hotel and casino operator, and NBTY Inc., a manufacturer, marketer and retailed of nutritional supplements.

Peter Braverman has been a Vice President of WFA and the Managing General Partner since January 1996. Mr. Braverman also serves as the Executive Vice President of Newkirk MLP Corp. Mr. Braverman has served as the Executive Vice President of First Union since January 2004. He has also been an Executive Vice President of AP-Fairfield GP, LLC since August 2001. Since August 2002, Mr. Braverman has also served as the Executive Vice President and a Director of Shelbourne Properties I, II and III.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The director and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such director and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

                                                 Number
                 Entity                         of Units             Percentage

AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                        241.15                37.16%

AIMCO Properties, L.P.
  (an affiliate of AIMCO)                        280.75                43.26%

AIMCO IPLP, L.P. (formerly known as Insignia Financial Group, Inc.) is ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $953,000, $936,000 and $1,048,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $413,000, $435,000 and $2,474,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in general and administrative expense. For the years ended December 31, 2002 and 2001, the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs (see Item 8. Financial Statements, Note J). During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees were no longer included in investment property at December 31, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2003, 2002 and 2001, which is included in general and administrative expense.

During the years ended December 31, 2002 and 2001, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000 and $1,115,000, respectively. There were no advances made for the year ended December 31, 2003. Approximately $156,000, $1,853,000 and $1,495,000 was repaid during 2003, 2002 and 2001, respectively. At December 31, 2003, there was no balance due for advances from affiliate. At December 31, 2002, approximately $156,000 was owed and is included in advances from affiliate in the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $30,000 and $186,000 of interest expense related to these advances during the years ended December 31, 2002 and 2001, respectively. Interest expense for the year ended December 31, 2003 amounted to less than $1,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $273,000, $331,000 and $393,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 521.90 limited partnership units (the "Units") in the Partnership representing 80.42% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or Three Winthrop's affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $29,000 and $38,000, respectively.

Item 15.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

            Current Report on Form 8-K dated December 18, 2003 and filed on December 23, 2003 disclosing a Redemption and Contribution Agreement dated December 11, 2003 between AIMCO Properties, L.P., and First Winthrop Corporation.

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



                                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


                                    By:   THREE WINTHROP PROPERTIES, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Vice President - Residential


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Vice President - Residential
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Martha L. Long       Vice President - Residential        Date: March 29, 2004
Martha L. Long          and Director


/s/Thomas M. Herzog     Vice President - Residential        Date: March 29, 2004
Thomas M. Herzog        and Chief Accounting Officer

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

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 14, 2002, as filed November 29, 2002.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Vice  President - Residential  of Three Winthrop
                                Properties,   Inc.,   equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Vice President - Residential and Chief Accounting Officer of Three Winthrop Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Springhill Lake Investors Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.