Form 10-Q
period 2004-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2004-05-14
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                           March 31,      December 31,
                                                              2004            2003
                                                          (unaudited)         (Note)
Assets
   Cash and cash equivalents                                $ 6,373         $ 5,194
   Receivables and deposits                                    2,360           1,944
   Restricted escrows                                          7,082           7,070
   Other assets                                                2,889           3,046
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                123,639         122,808
                                                             129,472         128,641
      Less accumulated depreciation                          (81,908)        (80,070)
                                                              47,564          48,571
                                                            $ 66,268        $ 65,825
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 815           $ 830
   Tenant security deposit liabilities                           797             834
   Other liabilities                                             416             656
   Mortgage note payable                                     109,699         110,386
                                                             111,727         112,706

Minority interest (Note D)                                       --              --

Partners' Deficit
   General partners                                           (2,700)         (2,771)
   Investor limited partners (649 units issued and
      outstanding)                                           (42,759)        (44,110)
                                                             (45,459)        (46,881)
                                                            $ 66,268        $ 65,825

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                              Three Months Ended
                                                                       March 31,
                                                            2004            2003
Revenues:
   Rental income                                           $7,657          $7,498
   Other income                                               346             321
   Casualty gain (Note C)                                      --              83
      Total revenues                                        8,003           7,902

Expenses:
   Operating                                                3,427           3,664
   General and administrative                                 146             179
   Depreciation                                             1,838           1,847
   Interest                                                   627             740
   Property taxes                                             495             474
   Bad debt expense                                            48              70
      Total expenses                                        6,581           6,974

Income before minority interest                             1,422             928

Distributions to minority interest partner in
   excess of investment (Note D)                               --            (682)

Net income                                                 $1,422          $ 246

Net income allocated to general partners (5%)               $ 71            $ 12
Net income allocated to investor limited
   partners (95%)                                           1,351             234

                                                           $1,422          $ 246

Net income per limited partnership unit                    $2,082          $ 361

Distributions per limited partnership unit                  $ --           $7,023


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2003                     649         $(2,771)    $(44,110)    $(46,881)

Net income for the three months
   ended March 31, 2004                   --              71        1,351        1,422

Partners' deficit at
   March 31, 2004                        649         $(2,700)    $(42,759)    $(45,459)


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004          2003
Cash flows from operating activities:
  Net income                                                    $ 1,422        $ 246
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Distributions to minority interest partner in
      excess of investment                                           --           682
     Depreciation                                                 1,838         1,847
     Casualty gain                                                   --           (83)
     Amortization of loan costs                                     108           115
     Bad debt expense, net                                           48            70
     Change in accounts:
      Receivables and deposits                                     (464)         (490)
      Other assets                                                   49           601
      Accounts payable                                              (15)          397
      Tenant security deposit liabilities                           (37)           13
      Other liabilities                                            (240)         (264)
         Net cash provided by operating activities                2,709         3,134

Cash flows from investing activities:
   Insurance proceeds received                                       --           104
   Property improvements and replacements                          (831)       (1,309)
   Net deposits to restricted escrows                               (12)           (1)
         Net cash used in investing activities                     (843)       (1,206)

Cash flows from financing activities:
   Payments on advances from affiliate                               --          (156)
   Payments on mortgage note payable                               (687)         (673)
   Distributions to partners                                         --        (4,650)
   Distributions to minority partner                                 --          (682)
   Loan costs paid                                                   --           (34)
         Net cash used in financing activities                     (687)       (6,195)

Net increase (decrease) in cash and cash equivalents              1,179        (4,267)

Cash and cash equivalents at beginning of period                  5,194         5,559

Cash and cash equivalents at end of period                      $ 6,373       $ 1,292

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 517         $ 818

At December 31, 2002 approximately $494,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2003.


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC"), all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 11, 2003, AIMCO Properties, L.P., a Delaware limited partnership, entered into a Redemption and Contribution Agreement (the "Redemption and Contribution Agreement") with First Winthrop Corporation, a Delaware corporation ("FWC") and the sole shareholder of Three Winthrop Properties, Inc.
("Winthrop"), the former managing general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "MGP Interest") by an affiliate of AIMCO Properties, L.P., the operating partnership of AIMCO.

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from Winthrop to AIMCO LLC was effective, NHP Management Company ("NHP"), an affiliate of AIMCO Properties, L.P., was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The transfer of the MGP Interest from Winthrop to AIMCO LLC became effective on March 31, 2004. As used herein, the term "Managing General Partner" shall mean Winthrop, with respect to matter occurring prior to March 31, 2004 and AIMCO LLC for matters occurring from and after March 31, 2004.

The accompanying consolidated financial statements include the accounts of the Partnership and the operating partnerships. Theodore N. Lerner's ownership in the operating partnerships has been reflected as a minority interest in the accompanying consolidated financial statements. All significant interpartnership accounts and transactions have been eliminated in consolidation.

Reclassifications:

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $240,000 and $232,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $105,000 and $134,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At March 31, 2004, approximately $6,000 was owed and is included in other liabilities.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for both the three month periods ended March 31, 2004 and 2003. These fees are included in general and administrative expenses.

At December 31, 2002, the Partnership owed advances of approximately $156,000 to an affiliate of the Managing General Partner. The advance was repaid in January 2003 with interest charged at prime plus 2% which amounted to less than $1,000 for the three months ended March 31, 2003. There were no advances owed at March 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $180,000. The Partnership was charged $273,000 for 2003.

Note C - Casualty Gain

During March 2002, a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the three months ended March 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. Insurance proceeds of approximately $38,000 were received in April 2004 which exceeded the replacement costs of approximately $28,000 incurred during 2004. A gain of approximately $33,000 will be recognized during the second quarter of 2004 related to this casualty.

Note D - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the three months ended March 31, 2003, distributions to the minority interest partner of approximately $682,000 were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $2,083,000 and $1,780,000 at March 31, 2004 and 2003, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2004 and 2003, approximately $275,000 and $216,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $741,000 at March 31, 2004 is recovered.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's sole asset is a 2,899 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the three months ended March 31, 2004 and 2003 was 96% and 94%, respectively.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The  Partnership's  net income for the three  months  ended  March 31,  2004 was approximately $1,422,000 compared to approximately $246,000 for the corresponding period in 2003. Income before minority interest for the three months ended March 31, 2004 was approximately $1,422,000 compared to approximately $928,000 for the corresponding period in 2003. The increase in income before minority interest for the three months ended March 31, 2004 is primarily due to a decrease in total expenses and, to a lesser extent, an increase in total revenues. The increase in total revenues is due to an increase in rental and other income partially offset by a decrease in casualty gain. Rental income increased due to an increase in occupancy and increased rental rates at the Partnership's investment property. Other income increased due to an increase in reimbursements for legal costs charged to tenants and lease cancellation fees at Springhill Lake Apartments.

During March 2002, a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the three months ended March 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. Insurance proceeds of approximately $38,000 were received in April 2004 which exceeded the replacement costs of approximately $28,000 incurred during 2004. A gain of approximately $33,000 will be recognized during the second quarter of 2004 related to this casualty.

Total expenses for the three months ended March 31, 2004 decreased due to decreases in operating, general and administrative, bad debt and interest expenses offset slightly by an increase in property tax expense. Depreciation expense remained relatively constant between the comparable periods. Operating expenses decreased due to a decrease in contract cleaning services and snow removal costs partially offset by an increase in salaries and related employee benefits. General and administrative expenses decreased due to a decrease in accountable reimbursements charged to the Partnership by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Bad debt expense decreased due to increased collections from evicted tenants. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Property tax expense increased due to an increased tax rate by the local taxing authority.

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

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the three months ended March 31, 2003, distributions to the minority interest partner of approximately $682,000 were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $2,083,000 and $1,780,000 at March 31, 2004 and 2003, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2004 and 2003, approximately $275,000 and $216,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $741,000 at March 31, 2004 is recovered.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $6,373,000 as compared to approximately $1,292,000 at March 31, 2003. Cash and cash equivalents increased approximately $1,179,000 from December 31, 2003 due to approximately $2,709,000 of cash provided by operating activities partially offset by approximately $843,000 and $687,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $831,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, plumbing fixtures, roof and floor covering replacements and air conditioning upgrades. Approximately $28,000 of these additions were related to a September 2003 casualty mentioned above. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $792,000 which does not include any amounts that will be incurred to complete repairs and improvements at the property required to be made in connection with the November 2002 refinancing of the mortgage encumbering the property. In connection with the refinancing, an escrow account was created to fund such repairs and improvements. At March 31, 2004, there was approximately $7,082,000 in the escrow account. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $109,699,000 requires monthly payments of principal and interest until its maturity date in September 2007 at which time a balloon payment of approximately $99,940,000 will be due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                   Three Months      Per Limited       Three Months      Per Limited
                      Ended          Partnership          Ended          Partnership
                  March 31, 2004         Unit         March 31, 2003         Unit

Refinancing            $ --              $ --             $2,818            $4,342
Operations                --                --             1,832             2,681
                       $ --              $ --             $4,650            $7,023

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any distributions to its partners during 2004 or subsequent periods.

Other

AIMCO and its affiliates owned 521.65 limited partnership units (the "Units") in the Partnership representing 80.38% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.38% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at March 31, 2004, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The following table summarizes the Partnership's debt obligations at March 31, 2004. Management believes that the fair value of the Partnership's debt approximates its carrying value as of March 31, 2004.

Principal amount by expected maturity:

       Long Term Debt
                              Variable Rate Debt    Average Interest Rate
                                 (in thousands)

               2004                $ 2,077                   (1)
               2005                   2,829                  (1)
               2006                   2,891                  (1)
               2007                 101,902                  (1)
               Total               $109,699

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate was 1.87% at March 31, 2004 and resets monthly. The Partnership has the option of converting to a fixed rate loan in 2005. The loan matures in 2007 with one five-year extension option.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 3, 2004, the Partnership advised and sought the consent of its limited partners to the replacement of Three Winthrop Properties, Inc., as the general partner of the Partnership with AIMCO/Springhill Lake Investors GP, LLC, a Delaware limited liability company ("AIMCO GP"). In order to effect such substitution, the consent of limited partners holding a majority of the Units was required. Due to the fact that affiliates of AIMCO GP held more than a majority of the Units, AIMCO GP agreed not the consummate the replacement if Limited Partners holding a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP objected in writing to the replacement. At the close of business on February 23, 2004, the requisite percentage of limited partners had not objected to the proposed transaction. Accordingly, the replacement of Three Winthrop Properties, Inc., by AIMCO GP. as the managing general partner of the Partnership, was effected on March 31, 2004. As indicated above, an affiliate of the AIMCO GP has effectively had the right to control the day to day operations of the Partnership since October 1998. Accordingly, the replacement is not expected to have a material effect on the operations of the Partnership.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed for the quarter ended March 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SPRINGHILL LAKE INVESTORS LIMITED
                                    PARTNERSHIP


                                    By:  AIMCO/Springhill Lake Investors GP, LLC
                                         Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: May 13, 2004

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Springhill Lake Investors Limited Partnership;

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

Date:  May 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior      Vice       President      of
                                    AIMCO/Springhill   Lake   Investors  GP,
                                    LLC,  equivalent of the chief  executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Springhill Lake Investors Limited Partnership;

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

Date:  May 13, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President  and Chief  Financial
                                    Officer of  AIMCO/Springhill  Lake Investors
                                    GP, LLC,  equivalent of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.