Form 10-Q
period 2004-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2004-08-13
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

                                       or

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

                                 (864) 239-1000
                         (Registrant's telephone number)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            June 30,      December 31,
                                                              2004            2003
                                                          (unaudited)         (Note)
Assets
   Cash and cash equivalents                                $ 8,065         $ 5,194
   Receivables and deposits                                    2,928           1,944
   Restricted escrows                                          7,085           7,070
   Other assets                                                2,371           3,046
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                124,479         122,808
                                                             130,312         128,641
      Less accumulated depreciation                          (83,745)        (80,070)
                                                              46,567          48,571
                                                            $ 67,016        $ 65,825
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 601           $ 830
   Tenant security deposit liabilities                           753             834
   Other liabilities                                             485             656
   Mortgage note payable                                     109,007         110,386
                                                             110,846         112,706

Minority interest (Note D)                                       --              --

Partners' Deficit
   General partners                                           (2,619)         (2,771)
   Investor limited partners (649 units issued and
      outstanding)                                           (41,211)        (44,110)
                                                             (43,830)        (46,881)
                                                            $ 67,016        $ 65,825

Note: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                              2004         2003         2004          2003
Revenues:
  Rental income                             $ 7,690      $ 7,681       $15,347      $15,179
  Other income                                  395          367           741          688
  Casualty gain (Note C)                         31           --            31           83
      Total revenues                          8,116        8,048        16,119       15,950

Expenses:
  Operating                                   3,297        3,069         6,724        6,733
  General and administrative                    156          140           302          319
  Depreciation                                1,853        1,878         3,691        3,725
  Interest                                      625          693         1,252        1,433
  Property taxes                                494          474           989          948
  Bad debt expense                               62           69           110          139
      Total expenses                          6,487        6,323        13,068       13,297

Income before minority interest               1,629        1,725         3,051        2,653

Distributions to minority interest
  partner in excess of investment
  (Note D)                                       --         (303)           --         (985)

Net income                                  $ 1,629      $ 1,422       $ 3,051      $ 1,668

Net income allocated to general
  partners (5%)                               $ 81         $ 71         $ 152         $ 83

Net income allocated to limited
  partners (95%)                              1,548        1,351         2,899        1,585

                                            $ 1,629      $ 1,422       $ 3,051      $ 1,668

Net income per limited partnership
  unit                                      $ 2,385      $ 2,082       $ 4,467      $ 2,442

Distributions per limited partnership
  unit                                        $ --       $ 3,074        $ --        $10,097


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2003                     649         $(2,771)    $(44,110)    $(46,881)

Net income for the six months
   ended June 30, 2004                    --             152        2,899        3,051

Partners' deficit at
   June 30, 2004                         649         $(2,619)    $(41,211)    $(43,830)


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                      $ 3,051      $ 1,668
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess of
      investment                                                       --          985
     Depreciation                                                   3,691        3,725
     Casualty gain                                                    (31)         (83)
     Amortization of loan costs                                       215          221
     Bad debt expense, net                                            110          139
     Change in accounts:
      Receivables and deposits                                     (1,094)      (1,238)
      Other assets                                                    545          778
      Accounts payable                                               (395)         183
      Tenant security deposit liabilities                             (81)          55
      Other liabilities                                              (171)        (260)
           Net cash provided by operating activities                5,840        6,173

Cash flows from investing activities:
  Insurance proceeds received                                          38          104
  Property improvements and replacements                           (1,528)      (1,834)
  Net deposits to restricted escrows                                  (15)         (17)
           Net cash used in investing activities                   (1,505)      (1,747)

Cash flows from financing activities:
  Payments on mortgage note payable                                (1,379)      (1,350)
  Payments on advances from affiliate                                  --         (156)
  Distributions to partners                                            --       (6,750)
  Distributions to minority interest partner                           --         (985)
  Loan costs paid                                                     (85)         (34)
           Net cash used in financing activities                   (1,464)      (9,275)

Net increase (decrease) in cash and cash equivalents                2,871       (4,849)
Cash and cash equivalents at beginning of period                    5,194        5,559

Cash and cash equivalents at end of period                        $ 8,065       $ 710

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,057      $ 1,383

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                $ 166        $ 160

At December 31, 2002 approximately $494,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2003.


        See Accompanying Notes to Consolidated Financial Statements


               SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from Winthrop to AIMCO LLC was effective, NHP Management Company ("NHP"), an affiliate of AIMCO Properties, L.P., was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The transfer of the MGP Interest from Winthrop to AIMCO LLC became effective on March 31, 2004. As used herein, the term "Managing General Partner" shall mean Winthrop, with respect to matters occurring prior to March 31, 2004 and AIMCO LLC for matters occurring from and after March 31, 2004.

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

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $479,000 and $469,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $210,000 and $219,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $50,000 in asset management fees and approximately $5,000 in administrative fees for both the six month periods ended June 30, 2004 and 2003. These fees are included in general and administrative expenses.

At December 31, 2002, the Partnership owed advances of approximately $156,000 to an affiliate of the Managing General Partner. The advance was repaid in January 2003 with interest charged at prime plus 2% which amounted to less than $1,000 for the six months ended June 30, 2003. There were no advances owed at June 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $180,000 and $273,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the six months ended June 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by approximately $7,000 of undepreciated damaged assets being written off.

During March 2002, a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the six months ended June 30, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

Note D - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the six months ended June 30, 2003, distributions to the minority interest partner of approximately $985,000 were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $2,083,000 at June 30, 2004. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the six months ended June 30, 2004 and 2003, approximately $578,000 and $527,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $438,000 at June 30, 2004 is recovered.

Note E - Subsequent Event

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 65 basis points. The rate was 1.25% at July 22, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,969,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $85,000 during the six months ended June 30, 2004 with approximately $437,000 of additional loan costs incurred at closing. The Partnership expects to recognize a loss on the early extinguishment of debt of approximately $1,377,000 due to the write off of unamortized loan costs during the period ending September 30, 2004.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's sole asset is a 2,899 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for each of the six months ended June 30, 2004 and 2003 was 95%.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $3,051,000 compared to approximately $1,668,000 for the corresponding period in 2003. Income before minority interest for the six months ended June 30, 2004 was approximately $3,051,000 compared to approximately $2,653,000 for the corresponding period in 2003. The increase in income before minority interest for the six months ended June 30, 2004 is primarily due to a decrease in total expenses and an increase in total revenues. The increase in total revenues is due to an increase in rental and other income partially offset by a decrease in casualty gain. Rental income increased due to a slight increase in the average rental rate at the Partnership's investment property. Other income increased due to an increase in reimbursements for legal costs charged to tenants and lease cancellation fees at Springhill Lake Apartments.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the six months ended June 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by approximately $7,000 of undepreciated damaged assets being written off.

During March 2002, a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the six months ended June 30, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

Total expenses for the six months ended June 30, 2004 decreased due to decreases in general and administrative, depreciation, bad debt and interest expenses offset slightly by an increase in property tax expense. Operating expense remained relatively constant between the comparable periods. General and administrative expenses decreased due to a decrease in accountable reimbursements charged to the Partnership by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Depreciation expense decreased due to certain property improvements and replacements becoming fully depreciated during the past twelve months which more than offset depreciation on new improvements and replacements. Bad debt expense decreased due to increased collections from evicted tenants. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Property tax expense increased due to an increased tax rate by the local taxing authority.

The Partnership's net income for the three months ended June 30, 2004 was approximately $1,629,000 compared to approximately $1,422,000 for the corresponding period in 2003. Income before minority interest for the three months ended June 30, 2004 was approximately $1,629,000 compared to approximately $1,725,000 for the corresponding period in 2003. The decrease in income before minority interest for the three months ended June 30, 2004 is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for the three months ended June 30, 2004 is due to an increase in rental and other income and a casualty gain, all as discussed above, for the six months ended June 30, 2004.

Total expenses for the three months ended June 30, 2004 increased due to an increase in operating, general and administrative and property tax expenses partially offset by decreases in depreciation, interest and bad debt expenses. Operating expense increased due to an increase in utilities, especially natural gas, and salaries and related employee benefits. General and administrative expense increased due to an increase in accountable reimbursements charged to the Partnership by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. The increase in property tax expense and the decrease in depreciation, interest and bad debt expenses are the same, as discussed above, for the six months ended June 30, 2004.

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

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the six months ended June 30, 2003, distributions to the minority interest partner of approximately $985,000 were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $2,083,000 at June 30, 2004. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the six months ended June 30, 2004 and 2003, approximately $578,000 and $527,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $438,000 at June 30, 2004 is recovered.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $8,065,000 as compared to approximately $710,000 at June 30, 2003. Cash and cash equivalents increased approximately $2,871,000 from December 31, 2003 due to approximately $5,840,000 of cash provided by operating activities partially offset by approximately $1,505,000 and $1,464,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the property and loan costs paid for the July refinancing of the mortgage. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $1,694,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, water and sewer upgrades, roof and floor covering replacements and air conditioning upgrades. Approximately $28,000 of these additions were related to a September 2003 casualty mentioned above. These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $1,131,000 in capital improvements during the remainder of 2004. In connection with the November 2002 refinancing of the mortgage encumbering the property an escrow account was created to fund required repairs and improvements. At June 30, 2004, there was approximately $7,085,000 in the escrow account. This escrow account was returned to the Partnership subsequent to June 30, 2004 in connection with the July 2004 refinancing of the Partnership's existing mortgage, see discussion below. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness existing at June 30, 2004 of approximately $109,007,000, which had a maturity date of September 2007, was refinanced on July 22, 2004. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 65 basis points. The rate was 1.25% at July 22, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,969,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $85,000 during the six months ended June 30, 2004 with approximately $437,000 of additional loan costs incurred at closing. The Partnership expects to recognize a loss on the early extinguishment of debt of approximately $1,377,000 due to the write off of unamortized loan costs during the period ending September 30, 2004.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                 Six Months Ended    Partnership     Six Months Ended    Partnership
                  June 30, 2004          Unit         June 30, 2003          Unit

Refinancing            $ --              $ --            $ 2,818           $ 4,342
Operations                --                --             3,932             5,755
                       $ --              $ --            $ 6,750           $10,097

Subsequent to June 30, 2004, the Partnership distributed from operations approximately $5,100,000 or $7,465.00 per limited partnership unit. In addition, a distribution of approximately $9,599,000 or $14,647.00 per limited partnership unit from refinancing proceeds was paid subsequent to June 30, 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any additional distributions to its partners during 2004 or subsequent periods.

Other

AIMCO and its affiliates owned 521.65 limited partnership units (the "Units") in the Partnership representing 80.38% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.38% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the property bears interest at a variable rate. Based on interest rates at June 30, 2004, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The following table summarizes the Partnership's debt obligations at June 30, 2004. Management believes that the fair value of the Partnership's debt approximates its carrying value as of June 30, 2004.

Principal amount by expected maturity:

       Long Term Debt
                              Variable Rate Debt    Average Interest Rate
                                 (in thousands)

               2004                $ 1,385                   (1)
               2005                   2,829                  (1)
               2006                   2,891                  (1)
               2007                 101,902                  (1)
               Total               $109,007

(1) Adjustable rate based on Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate was 2.11% at June 30, 2004 and resets monthly. The loan was refinanced in July 2004 with the new loan maturity in August 2011.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 3, 2004, the Partnership advised and sought the consent of its limited partners to the replacement of Three Winthrop Properties, Inc., as the general partner of the Partnership with AIMCO/Springhill Lake Investors GP, LLC, a Delaware limited liability company ("AIMCO GP"). In order to effect such substitution, the consent of limited partners holding a majority of the Units was required. Due to the fact that affiliates of AIMCO GP held more than a majority of the Units, AIMCO GP agreed not the consummate the replacement if Limited Partners holding a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP objected in writing to the replacement. At the close of business on February 23, 2004, the requisite percentage of limited partners had not objected to the proposed transaction. Accordingly, the replacement of Three Winthrop Properties, Inc., by AIMCO GP as the managing general partner of the Partnership, was effected on June 30, 2004. As indicated above, an affiliate of the AIMCO GP has effectively had the right to control the day to day operations of the Partnership since October 1998. Accordingly, the replacement is not expected to have a material effect on the operations of the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

                  Current Report on Form 8-K dated March 29, 2004 and filed on May 21, 2004 disclosing an agreement in principle with Linnaeus-Lexington Associates Limited Partnership ("Linnaeus") for the transfer of the general partnership interest owned by Linnaeus by AIMCO Properties, L.P.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP


                                    By:   AIMCO/Springhill Lake Investors GP,LLC
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

      (l) Consolidated, Amended and Restated Payment Guaranty dated November 1, 2002 by the Operating Partnerships (2)

      (m) Completion/Repair and Security Agreement dated November 1, 2002 between the Operating Partnerships and GMAC Commercial Mortgage Corporation (2)

      (n) Replacement Reserve and Security Agreement dated November 1, 2002 between the Operating Partnerships and GMAC Commercial Mortgage Corporation (2)

      (o) Promissory Note dated November 1, 2002 between Springhill Lake Investors Limited Partnership and the Operating Partnerships
                  (2)

      (p) Maryland Amended and Restated Multifamily Note dated July 22, 2004 between Springhill Lake Investors Limited Partnership and GMAC Commercial Mortgage Corporation (4)

      (q) Amended and Restated Limited Guaranty dated July 22, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation (4)

      (r) Amended and Restated Payment Guaranty dated July 22, 2004 by the Operating Partnerships (4)

      (s) Repair Escrow Agreement dated July 22, 2004 between the Springhill Lake Investors Limited Partnership and the
                  Operating Partnerships and GMAC Commercial Mortgage Corporation (4)

      (t) Replacement Reserve Agreement dated July 22, 2004 between the Springhill Lake Investors Limited Partnership and the
                  Operating Partnerships and GMAC Commercial Mortgage Corporation (4)

      (u) Maryland Amended and Restated Promissory Note dated July 22, 2004 between Springhill Lake Investors Limited Partnership and the Operating Partnerships (4)

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

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 14, 2002, as filed November 29, 2002.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 22, 2004, as filed August 04, 2004.

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

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  AIMCO/Springhill   Lake
                                    Investors  GP, LLC,  equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.