Form 10-Q
period 2004-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2004-11-15
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                       or

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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                         September 30,    December 31,
                                                              2004            2003
                                                          (Unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 3,044         $ 5,194
   Receivables and deposits                                    1,007           1,944
   Restricted escrows                                            535           7,070
   Other assets                                                3,360           3,046
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                126,310         122,808
                                                             132,143         128,641
      Less accumulated depreciation                          (85,607)        (80,070)
                                                              46,536          48,571
                                                            $ 54,482        $ 65,825
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                         $ 2,236          $ 830
   Tenant security deposit liabilities                           710             834
   Other liabilities                                             427             656
   Mortgage note payable                                     113,500         110,386
                                                             116,873         112,706

Minority interest (Note D)                                       --            --

Partners' Deficit
   General partners                                           (3,160)         (2,771)
   Investor limited partners (649 units issued and
      outstanding)                                           (59,231)        (44,110)
                                                             (62,391)        (46,881)
                                                            $ 54,482        $ 65,825


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

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                              2004         2003         2004          2003

Revenues:
  Rental income                             $ 7,883      $ 7,759       $23,230      $22,938
  Other income                                  454          406         1,195        1,094
  Casualty gain (Note C)                         --           --            31           83
      Total revenues                          8,337        8,165        24,456       24,115

Expenses:
  Operating                                   4,324        3,677        11,048       10,410
  General and administrative                    112          148           414          467
  Depreciation                                1,862        1,823         5,553        5,548
  Interest                                      700          635         1,952        2,068
  Property taxes                                602          440         1,591        1,388
  Bad debt expense                              137           66           247          205
  Loss on early extinguishment of debt          918           --           918           --
      Total expenses                          8,655        6,789        21,723       20,086

(Loss) income before minority interest         (318)       1,376         2,733        4,029

Distributions to minority interest
  partner in excess of investment
  (Note D)                                   (2,344)          --        (2,344)        (985)

Net (loss) income                           $(2,662)     $ 1,376        $ 389       $ 3,044

Net (loss) income allocated to general
  partners (5%)                              $ (133)       $ 69         $ 19         $ 152

Net (loss) income allocated to limited
   partners (95%)                            (2,529)       1,307           370        2,892
                                            $(2,662)     $ 1,376        $ 389       $ 3,044

Net (loss) income per limited
  partnership unit                          $(3,897)     $ 2,014        $ 570       $ 4,456

Distributions per limited partnership
  unit                                      $23,869        $ --        $23,869      $10,097

         See Accompanying Notes to Consolidated Financial Statements


                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2003                     649         $(2,771)    $(44,110)    $(46,881)

Distributions to partners                 --            (408)     (15,491)     (15,899)

Net income for the nine months
   ended September 30, 2004               --              19          370          389

Partners' deficit at
   September 30, 2004                    649         $(3,160)    $(59,231)    $(62,391)

         See Accompanying Notes to Consolidated Financial Statements



                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                      2004         2003
Cash flows from operating activities:
  Net income                                                          $ 389      $ 3,044
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess of
      investment                                                       2,344          985
     Depreciation                                                      5,553        5,548
     Casualty gain                                                       (31)         (83)
     Amortization of loan costs                                          263          329
     Bad debt expense, net                                               247          205
     Loss on early extinguishment of debt                                918           --
     Change in accounts:
      Receivables and deposits                                           690          266
      Other assets                                                      (959)        (600)
      Accounts payable                                                   630          554
      Tenant security deposit liabilities                               (124)          70
      Other liabilities                                                 (229)        (336)
           Net cash provided by operating activities                   9,691        9,982

Cash flows from investing activities:
  Insurance proceeds received                                             38          104
  Property improvements and replacements                              (2,749)      (2,305)
  Net withdrawals from (deposits to) restricted escrows                6,535          (29)
           Net cash provided by (used in) investing activities         3,824       (2,230)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (1,379)      (2,030)
  Payments on advances from affiliate                                     --         (156)
  Repayment of mortgage note payable                                (109,007)          --
  Proceeds from mortgage note payable                                113,500           --
  Prepayment penalty                                                     (14)          --
  Distributions to partners                                          (15,899)      (6,750)
  Distributions to minority interest partner                          (2,344)        (985)
  Loan costs paid                                                       (522)         (53)
           Net cash used in financing activities                     (15,665)      (9,974)

Net decrease in cash and cash equivalents                             (2,150)      (2,222)
Cash and cash equivalents at beginning of period                       5,194        5,559

Cash and cash equivalents at end of period                           $ 3,044     $ 3,337

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 1,688     $ 1,925
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                   $ 776       $ 370

At December 31, 2002 approximately $494,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2003.

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Limited Partnership Agreement provides for (i) certain payments to affiliates for services, (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership, (iii) an annual asset management fee of $100,000 and (iv) an annual administration fee of $10,000.

Affiliates of the Managing General Partner are entitled to receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $718,000 and $709,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $286,000 and $329,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $75,000 in asset management fees and approximately $8,000 in administrative fees for both the nine month periods ended September 30, 2004 and 2003. These fees are included in general and administrative expenses.

At December 31, 2002, the Partnership owed advances of approximately $156,000 to an affiliate of the Managing General Partner. The advance was repaid in January 2003 with interest charged at prime plus 2% which amounted to less than $1,000 for the nine months ended September 30, 2003. There were no advances owed at September 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $299,000 and $273,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the nine months ended September 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by approximately $7,000 of undepreciated damaged assets being written off.

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

Note D - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's balance to zero. For the nine months ended September 30, 2004 and 2003, distributions to the minority interest partner of approximately $2,344,000 and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $4,427,000 at September 30, 2004. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2004 and 2003, approximately $631,000 and $798,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,730,000 at September 30, 2004 is recovered.

Note E - Mortgage Refinancing

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 2.164% at September 30, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $522,000 during the nine months ended September 30, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the nine months ending September 30, 2004.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 2,899 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for each of the nine months ended September 30, 2004 and 2003 was 96%.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2004 was approximately $389,000 compared to approximately $3,044,000 for the corresponding period in 2003. Income before minority interest for the nine months ended September 30, 2004 was approximately $2,733,000 compared to approximately $4,029,000 for the corresponding period in 2003. The Partnership's net loss for the three months ended September 30, 2004 was approximately $2,662,000 compared to net income of approximately $1,376,000 for the corresponding period in 2003. Loss before minority interest for the three months ended September 30, 2004 was approximately $318,000 compared to income before minority interest of approximately $1,376,000 for the corresponding period in 2003. The decrease in income before minority interest for the three and nine months ended September 30, 3004 is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for both periods is due to an increase in rental and other income partially offset by a decrease in casualty gain for the nine months ended September 30, 2004. Rental income increased due to an increase in the average rental rate at the Partnership's investment property. Other income increased due to an increase in reimbursements for legal costs charged to tenants and lease cancellation fees at Springhill Lake Apartments.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the nine months ended September 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by approximately $7,000 of undepreciated damaged assets being written off.

During March 2002, a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the nine months ended September 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $ 104,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

Total expenses for the nine months ended September 30, 2004 increased due to increases in operating, property tax and bad debt expenses and the loss on early extinguishment of debt offset slightly by decreases in general and administrative and interest expenses. Depreciation expense remained relatively constant between the comparable periods. Operating expenses increased due to increases in advertising and property expenses offset by decreases in administrative and maintenance expenses. Advertising expense increased due to special promotions to attract new tenants and maintain occupancy levels. Property expenses increased due to increases in utility costs, salaries and related employee expenses. Administrative expenses decreased due to decreases in contract cleaning services and legal expenses. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by apartment employees and roof repairs. Property tax expense increased due to an increase in the tax rate by the local taxing authority. Bad debt expense increased due to a number of evictions of residents. Loss on early extinguishment of debt increased due to the Partnership refinancing the mortgage during the period ending September 30, 2004. General and administrative expenses decreased due to a decrease in accountable reimbursements charged to the Partnership by an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which reduced the average outstanding balance through July 2004 when the mortgage was refinanced as discussed below.

Total expenses for the three months ended September 30, 2004 increased due to an increase in operating, depreciation, interest, property tax and bad debt expenses and the loss on early extinguishment of debt offset by a decrease in general and administrative expenses. Depreciation expense increased due to property improvements and replacements being placed into service, which are now being depreciated. Interest expense increased due to a change in the variable monthly interest rate on the property's mortgage and to an increase in the mortgage during the third quarter of 2004. The increase in operating, property tax, and bad debt expenses and the loss on early extinguishment of debt and the decrease in general and administrative expenses are the same as discussed above.

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

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's balance to zero. For the nine months ended September 30, 2004 and 2003, distributions to the minority interest partner of approximately $2,344,000 and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority interest partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $4,427,000 at September 30, 2004. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2004 and 2003, approximately $631,000 and $798,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,730,000 at September 30, 2004 is recovered.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $3,044,000 as compared to approximately $3,337,000 at September 30, 2003. Cash and cash equivalents decreased approximately $2,150,000 from December 31, 2003 due to approximately $15,665,000 of cash used in financing activities partially offset by approximately $9,691,000 and $3,824,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of repayment of the mortgage encumbering the Partnership's investment property, distributions to partners, loan costs paid for the property refinancing, payment of a prepayment penalty and principal payments made on the mortgage encumbering the property partially offset by proceeds from the new mortgage encumbering the property. Cash provided by investing activities consisted of net withdrawals from restricted escrows and the receipt of insurance proceeds partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $3,525,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, water and sewer upgrades, roof and floor covering replacements and air conditioning upgrades. Approximately $28,000 of these additions were related to a September 2003 casualty mentioned above. These improvements were funded from operations, insurance proceeds and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $468,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 2.164% at September 30, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $522,000 during the nine months ended September 30, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the nine months ending September 30, 2004.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                                     Per Limited                         Per Limited
                Nine Months Ended    Partnership    Nine months Ended    Partnership
                September 30, 2004       Unit       September 30, 2003       Unit

Refinancing          $ 7,744           $11,932           $ 2,818           $ 4,342
Operations             8,155            11,937             3,932             5,755
                     $15,899           $23,869           $ 6,750           $10,097

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

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the property bears interest at a variable rate. Based on interest rates at September 30, 2004, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership's debt obligations at September 30, 2004 consist of a mortgage of $113,500,000 which is due on August 1, 2011. The mortgage bears interest at a variable rate and requires monthly payments of interest only. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index ("DMBS") plus 63 basis points. The rate was 2.164% at September 30, 2004 and resets monthly. Management believes that the fair value of the Partnership's debt approximates its carrying value as of September 30, 2004.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.