Form 10-K
period 2004-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2005-03-25
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant" or the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former general partner of the Operating Partnerships whose interest was converted to that of a limited partner on January 16, 1985 in conjunction with the Registrant's acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or "Managing General Partner"), a wholly owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

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

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from Winthrop to AIMCO LLC became effective, NHP Management Company ("NHP"), an affiliate of AIMCO
Properties, L.P., was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the MGP Interest from Winthrop to AIMCO LLC became effective on March 31, 2004. As used herein, the term "Managing General Partner" shall mean Winthrop, with respect to matters occurring prior to March 31, 2004 and AIMCO LLC for matters occurring from and after March 31, 2004.

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

The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for approximately $73,515,000. The Registrant's interest in the Operating Partnerships entitles it to 87.26% of profits and losses for tax purposes, 87.26% of the Operating Partnerships' cash flow (after certain priority distributions), and 85% of the proceeds of a sale or disposition of the Project (after certain priority distributions).

The only business of the Partnership is investing as a general partner in the Operating Partnerships, and as such, to cause the Operating Partnerships to own and operate the Project, until such time as a sale, if any, of all or a portion of the Project appears to be advantageous to the Registrant and is permitted under the terms of the Operating Partnerships' Partnership Agreements. See "Item
2. Description of Property" for further information on the project owned by the Operating Partnerships.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's project. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Partnership's property and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in "Item 7." of this Form 10-K.

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

                       Gross
                     Carrying     Accumulated    Depreciable                  Federal
Property               Value      Depreciation      Life        Method       Tax Basis
                           (in thousands)                                  (in thousands)

Springhill Lake      $133,465       $87,489       5-30 yrs        S/L         $31,884

See "Item 8. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.


                    Principal    Principal                                       Principal
                    Balance At   Balance At   Stated                              Balance
                         December 31,        Interest    Period     Maturity      Due At
Property               2004         2003       Rate     Amortized     Date     Maturity (1)
                        (in thousands)                                        (in thousands)
Springhill Lake
  1st mortgage       $113,500     $110,386      (2)        (3)       08/11       $113,500

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

(2) Adjustable rate based on the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate at December 31, 2004 was 2.728% and will reset monthly.

(3)   Interest only payments on loan at December 31, 2004.

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 2.728% at December 31, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ending December 31, 2004.

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

Rental Rates and Occupancy

 Average annual rental rate and occupancy for 2004 and 2003 for the property:

                                Average Annual             Average Annual
                                 Rental Rate                  Occupancy
                                   (per unit)
Property                     2004           2003          2004         2003

Springhill Lake             $11,275       $11,001         95%          96%

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

 Schedule of Real Estate Taxes and Rates

 Real estate taxes and rates in 2004 for the property were:

                              2004              2004
                            Billing             Rate
                         (in thousands)

Springhill Lake              $2,335             1.91%

The Property has a fiscal year different than the real estate tax year; therefore, real estate tax expense as stated in the Partnership's Consolidated Statement of Operations does not agree to the 2004 billings.

Capital Improvements

The Partnership completed approximately $4,847,000 in capital improvements at Springhill Lake Apartments during the year ended December 31, 2004, consisting primarily of structural improvements, appliance, water and sewer upgrades, roof and floor covering replacements, air conditioning and cabinet upgrades and heating and electrical improvements. Approximately $28,000 of these additions were related to a September 2003 casualty. These improvements were funded from operations, insurance proceeds and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property for the upcoming year. During 2005 the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At December 31, 2004, the balance in the escrow account was approximately $535,000. Additional improvements and routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is currently underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units aggregating $40,562,500. The Partnership currently has 145 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner owned 522.65 units or 80.53% of the outstanding units at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004, 2003, and 2002 (in thousands, except per unit data):

             Year Ended  Per Limited  Year Ended  Per Limited Year Ended   Per Limited
            December 31, Partnership December 31, Partnership  December 31, Partnership
                2004        Unit         2003        Unit        2002        Unit

Refinance   $ 7,744 (2)    $11,932     $ 2,818 (1)  $ 4,342    $45,840 (1)  $70,632
Operations   10,865         15,904       3,932        5,755      5,966        8,733
Total       $18,609        $27,836     $ 6,750      $10,097    $51,806      $79,365

(1) Proceeds from the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.
(2) Proceeds from the July 2004 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Selected Financial Data (in thousands, except unit data)

                                2004         2003        2002         2001        2000
Total revenues from
  rental operations           $ 32,824     $ 32,282    $ 32,290     $ 31,004    $ 27,220

Net income                     $ 2,074      $ 4,455    $ 3,213      $ 2,387      $ 1,725

Net income per limited
  partnership unit             $ 3,035      $ 6,521    $ 4,703      $ 3,495      $ 2,525

Limited partnership
  units outstanding                649          649         649          649         649

Total assets                  $ 51,540     $ 65,825    $ 71,425     $ 67,310    $ 64,900

Mortgage note payable         $113,500     $110,386    $113,100     $ 51,788    $ 53,689

The above selected financial data should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

2004 Compared with 2003

The Partnership's net income for the year ended December 31, 2004 was approximately $2,074,000 compared to net income of approximately $4,455,000 for the year ended December 31, 2003 (See "Item 8. Financial Statements and
Supplementary Data - Note C" for a reconciliation of these amounts to the Partnership's federal taxable income.) Income before minority interest for the year ended December 31, 2004 was approximately $4,811,000 compared to approximately $5,440,000 for the year ended December 31, 2003. The decrease in income before minority interest is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for the year ended December 31, 2004 is due to an increase in rental and other income partially offset by a decrease in casualty gain. Rental income increased due to an increase in the average rental rates at the Partnership's property. Other income increased due to an increase in utility reimbursements, legal costs charged to tenants and lease cancellation fees at Springhill Lake Apartments.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the year ended December 31, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by approximately $7,000 of undepreciated damaged assets being written off.

During 2002, a fire occurred at Springhill Lake Apartments which resulted in damage to eleven units at the property. During the year ended December 31, 2003, all work was completed to repair the damage and the property recorded a casualty gain of approximately $83,000. The gain was the result of the receipt of insurance proceeds of approximately $104,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

Total expenses for the year ended December 31, 2004 increased due to increases in depreciation, property tax, bad debt expenses and loss on early extinguishment of debt offset by decreases in operating and general and administrative expenses. Interest expense remained relatively constant between the comparable periods. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value of the Partnership's investment property by the local taxing authority. Bad debt expense increased due to a number of evictions of residents. Loss on early extinguishment of debt increased due to the Partnership refinancing the mortgage during the year ended December 31, 2004. The decrease in operating expense is primarily due to a decrease in maintenance expenses offset by an increase in advertising and property expenses. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by on-site employees and the cost of repairs to the property. Advertising expenses increased due to special promotions to attract new tenants and maintain occupancy levels. Property expenses increased due to increases in utility costs, salaries and related employee expenses. General and administrative expenses decreased due to a decrease in accountable reimbursements charged to the Partnership in accordance with the Partnership Agreement.

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

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's balance to zero. For the years ended December 31, 2004 and 2003, distributions to the minority interest partner of approximately $2,737,000 and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $4,820,000 and $2,083,000 at December 31, 2004 and 2003, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2004 and 2003, approximately $994,000 and $1,070,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,756,000 at December 31, 2004 is recovered.

2003 Compared with 2002

The Partnership's net income for the year ended December 31, 2003 was approximately $4,455,000 compared to net income of approximately $3,213,000 for the year ended December 31, 2002 (See "Item 8. Financial Statements and Supplementary Data - Note C" for a reconciliation of theses amounts to the Partnership's federal taxable income.) Income before minority interest for the year ended December 31, 2003 was approximately $5,440,000 compared to approximately $5,377,000 for the year ended December 31, 2002. The increase in income before minority interest was primarily due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for the year ended December 31, 2003 was due to a larger casualty gain recognized in 2002 compared to 2003 related to separate fires at the property in April 2001 and March 2002, respectively, slightly offset by an increase in both other and rental income. Other income increased due to increases in utility reimbursements and legal fees partially offset by decreases in lease cancellation fees and miscellaneous resident charges at the property. Rental income increased slightly due to increased rental rates at Springhill Lake Apartments.

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

Total expenses for year ended December 31, 2003 decreased due to decreases in interest and general and administrative expenses partially offset by increases in operating, property tax, bad debt and depreciation expenses. Interest expense decreased due to the refinancing of the mortgage encumbering Springhill Lake Apartments in November 2002. Though the mortgage principal balance increased significantly, the variable interest rate on the new loan was significantly lower in 2003 than the fixed interest rate applicable to the old loan during 2002. General and administrative expense decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. The increase in operating expense was primarily due to increases in property administrative costs and maintenance expenses at the property. Property administrative expenses increased primarily due to the cost of cleaning contracts and costs associated with collecting tenant rents. Maintenance expenses increased primarily due to roof repairs, snow removal expenses and contract work offset by decreases in interior and exterior building improvements at the Partnership's investment property. Property tax expense increased due to an increased tax rate by the local taxing authority. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Bad debt expense increased as a result of larger balances owed by tenants that were evicted during 2003 compared to the balances owed for 2002 evictions.

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

Liquidity and Capital Reserves

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $1,502,000, compared to approximately $5,194,000 at December 31, 2003. Cash and cash equivalents decreased approximately $3,692,000 from December 31, 2003 due to approximately $18,772,000 of cash used in financing activities partially offset by approximately $13,219,000 and $1,861,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of repayment of the mortgage encumbering the Partnership's investment property, distributions to partners, loan costs paid for the property refinancing, payment of a prepayment penalty and principal payments made on the mortgage encumbering the property partially offset by proceeds from the new mortgage encumbering the property. Cash provided by investing activities consisted of net withdrawals from restricted escrows and the receipt of insurance proceeds partially offset by property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property for the upcoming year. During 2005 the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At December 31, 2004, the balance in the escrow account was approximately $535,000. Additional improvements and routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On July 22, 2004, the Partnership refinanced the existing mortgage encumbering Springhill Lake Apartments which had been previously refinanced in 2002 (see discussion below). The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 2.728% at December 31, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ended December 31, 2004.

On November 14, 2002, the Partnership refinanced its then existing mortgage encumbering Springhill Lake Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the term of the Interim Credit Facility, the property was required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following month was calculated at LIBOR plus 150 basis points.

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Credit Facility had a maturity of five years, with one five-year extension option. This Permanent Credit Facility also created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility began as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans was the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property was on the Permanent Credit Facility. The loans could be prepaid without penalty.

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

The Partnership distributed the following amounts during the years ended December 31, 2004, 2003, and 2002 (in thousands, except per unit data):

             Year Ended  Per Limited  Year Ended  Per Limited Year Ended    Per Limited
            December 31, Partnership December 31, Partnership  December 31,  Partnership
                2004        Unit         2003        Unit        2002          Unit

Refinance   $ 7,744 (2)    $11,932     $ 2,818 (1)  $ 4,342    $45,840 (1)  $70,632
Operations   10,865         15,904       3,932        5,755      5,966        8,733
Total       $18,609        $27,836     $ 6,750      $10,097    $51,806      $79,365

(1) Proceeds from the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.
(2) Proceeds from the July 2004 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2005 or subsequent periods.

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years or month to month. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the property bears interest at a variable rate. Based on interest rates at December 31, 2004, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership's debt obligations at December 31, 2004 consist of a mortgage of $113,500,000 which is due on August 1, 2011. The mortgage bears interest at a variable rate and requires monthly payments of interest only. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index ("DMBS") plus 63 basis points. The rate was 2.728% at December 31, 2004 and resets monthly. Management believes that the fair value of the Partnership's debt approximates its carrying value as of December 31, 2004.

Item 8.     Financial Statements and Supplementary Data

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004, 2003 and 2002

Consolidated  Statements of Cash Flows - Years ended December 31, 2004, 2003 and
   2002

Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners of
Springhill Lake Investors Limited Partnership


We have audited the accompanying consolidated balance sheets of Springhill Lake Investors Limited Partnership as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                  December 31,
                                                                2004          2003
Assets
   Cash and cash equivalents                                  $ 1,502       $ 5,194
   Receivables and deposits                                        943         1,944
   Restricted escrows                                              535         7,070
   Other assets                                                  2,584         3,046
   Investment property (Notes B and E):
     Land                                                        5,833         5,833
     Buildings and related personal property                   127,632       122,808
                                                               133,465       128,641
     Less accumulated depreciation                             (87,489)      (80,070)
                                                                45,976        48,571
                                                              $ 51,540      $ 65,825
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                            $ 227         $ 830
   Tenant security deposit liabilities                             654           834
   Other liabilities                                               575           656
   Mortgage note payable (Note E)                              113,500       110,386
                                                               114,956       112,706

Minority Interest (Note H)                                          --            --

Partners' Deficit
   General partners                                             (3,210)       (2,771)
   Investor limited partners
     (649 units issued and outstanding)                        (60,206)      (44,110)
                                                               (63,416)      (46,881)
                                                              $ 51,540      $ 65,825

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                          Years Ended December 31,
                                                        2004        2003        2002
Revenues:
  Rental income                                       $31,073      $30,677     $30,462
  Other income                                          1,720        1,522       1,362
  Casualty gain (Note F)                                   31           83         466
      Total revenues                                   32,824       32,282      32,290

Expenses:
  Operating                                            13,821       13,990      12,347
  General and administrative                              575          598         639
  Depreciation                                          7,435        7,377       7,106
  Interest                                              2,715        2,714       4,714
  Property taxes                                        2,173        1,883       1,850
  Bad debt expense                                        376          280         199
   Loss on early extinguishment of debt (Note E)          918           --          58
      Total expenses                                   28,013       26,842      26,913

Income before minority interest                         4,811        5,440       5,377

Distributions to minority interest partner
  in excess of investment (Note H)                     (2,737)        (985)     (1,098)

Minority interest in net earnings of
  operating partnerships (Note H)                          --           --      (1,066)
         Net income                                   $ 2,074      $ 4,455     $ 3,213

Net income allocated to general partners (5%)          $ 104        $ 223       $ 161
Net income allocated to investor limited
   partners (95%)                                       1,970        4,232       3,052
         Net income                                   $ 2,074      $ 4,455     $ 3,213

Net income per limited partnership unit               $ 3,035      $ 6,521     $ 4,703

Distributions per limited partnership unit            $27,836      $10,097     $79,365

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
              For The Years Ended December 31, 2004, 2003 and 2002
                        (in thousands, except unit data)



                                                                                Total
                                       Limited                  Investor      Partners'
                                     Partnership    General     Limited       (Deficit)
                                        Units      Partners     Partners       Capital

Original capital contributions           649         $ --       $ 40,563      $ 40,563

Partners' (deficiency) capital
  at December 31, 2001                   649        $(2,660)    $ 6,667        $ 4,007

Distributions to partners                 --           (298)     (51,508)      (51,806)

Net income for the year ended
  December 31, 2002                       --            161        3,052         3,213

Partners' deficit
  at December 31, 2002                   649         (2,797)     (41,789)      (44,586)

Distributions to partners                              (197)      (6,553)       (6,750)

Net income for the year ended
  December 31, 2003                       --            223        4,232         4,455

Partners' deficit at
  December 31, 2003                      649         (2,771)     (44,110)      (46,881)

Distributions to partners                              (543)     (18,066)      (18,609)

Net income for the year ended
  December 31, 2004                       --            104        1,970         2,074

Partners' deficit at
  December 31, 2004                      649        $(3,210)    $(60,206)     $(63,416)

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Years Ended December 31,
                                                                  2004       2003       2002
Cash flows from operating activities:
  Net income                                                    $ 2,074    $ 4,455     $ 3,213
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess
      of investment                                               2,737        985       1,098
     Minority interest in net earnings of operating
      Partnerships                                                   --         --       1,066
     Depreciation                                                 7,435      7,377       7,106
     Casualty gain                                                  (31)       (83)       (466)
     Amortization of loan costs                                     297        437         150
     Loss on early extinguishment of debt                           918         --          58
     Bad debt expense                                               376        280         199
     Change in accounts:
      Receivables and deposits                                      625       (370)         65
      Other assets                                                 (213)        (6)       (318)
      Accounts payable                                             (738)       280      (1,042)
      Tenant security deposit liabilities                          (180)        60          (1)
      Other liabilities                                             (81)      (281)         (2)
      Due to affiliate                                               --         --         (99)
        Net cash provided by operating activities                13,219     13,134      11,027
Cash flows from investing activities:
  Insurance proceeds received                                        38        104         445
  Property improvements and replacements                         (4,712)    (2,901)     (3,858)
  Net withdrawals from (deposits to) restricted escrows           6,535        (44)     (4,694)
  Refund of construction service fees from affiliate                 --         --       2,245
        Net cash provided by (used in) investing activities       1,861     (2,841)     (5,862)
Cash flows from financing activities:
  Proceeds from advances from affiliate                              --         --         156
  Payments on advances from affiliate                                --       (156)     (1,853)
  Payments on mortgage note payable                              (1,379)    (2,714)     (1,488)
  Distributions to partners                                     (18,609)    (6,750)    (51,806)
  Distributions to minority interest partner                     (2,737)      (985)     (7,634)
  Repayment of mortgage notes payable                          (109,007)        --     (50,300)
  Proceeds from mortgage note payable                           113,500         --     113,100
  Prepayment penalty                                                (14)        --          --
  Loan costs paid                                                  (526)       (53)     (2,058)
        Net cash used in financing activities                   (18,772)   (10,658)     (1,883)
Net (decrease) increase in cash and cash equivalents             (3,692)      (365)      3,282
Cash and cash equivalents at beginning of year                    5,194      5,559       2,277
Cash and cash equivalents at end of year                        $ 1,502    $ 5,194     $ 5,559
Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $0, $0,
   and $41, respectively, paid to an affiliate                  $ 2,505    $ 2,456     $ 4,586
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
   payable and other liabilities                                 $ 135       $ --       $ 494

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization: Springhill Lake Investors Limited Partnership (the "Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake complex in Greenbelt, Maryland. The complex consists of 2,899 apartment and townhouse units and a four-store shopping center. The Managing General Partner of the Registrant is AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or "Managing General Partner") a wholly owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from Winthrop to AIMCO LLC became effective, NHP Management Company ("NHP"), an affiliate of AIMCO
Properties, L.P., was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the MGP Interest from Winthrop to AIMCO LLC became effective on March 31, 2004. As used herein, the term "Managing General Partner" shall mean Winthrop, with respect to matters occurring prior to March 31, 2004 and AIMCO LLC for matters occurring from and after March 31, 2004.

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

Accordingly, net income as shown in the statements of operations and changes in partners' capital for 2004, 2003 and 2002 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income per limited partnership unit for each year was computed as 95% of net income divided by 649 units outstanding (the "Units").

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,421,000 and $5,125,000 at December 31, 2004 and 2003, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex with a four-store shopping center and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004, 2003 or 2002.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $135,000, $87,000, and $73,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were charged to operating expense as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Deferred Costs: Loan costs of approximately $985,000 and $2,111,000 are included in other assets in the accompanying consolidated balance sheet as of December 31, 2004 and 2003, respectively. Accumulated amortization of approximately $46,000 and $497,000 was also included in other assets as of December 31, 2004 and 2003, respectively. The loan costs at December 31, 2004 are amortized over the term of the related loan agreement. Amortization expense is included in interest expense in the accompanying consolidated statements of operations. Amortization of loan costs is expected to be approximately $141,000 each year for years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt approximates its carrying value at December 31, 2004.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years of month to month. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Note B - Investment Property and Accumulated Depreciation

                                                  Initial Cost

  Investment Property                            To Partnership

                                                         Buildings         Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrances      Land       Property       Acquisition
                           (in thousands)                      (in thousands)

Springhill Lake               $113,500       $ 5,833     $ 67,484        $ 60,148


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                             Buildings
                                And
                              Related
                              Personal              Accumulated     Date     Depreciable
Description          Land     Property     Total    Depreciation  Acquired    Life-Years


Springhill Lake     $5,833    $127,632   $133,465     $ 87,489      10/84        5-30

Reconciliation of "Investment Property and Accumulated Depreciation":


                                                    Years Ended December 31,
                                               2004            2003           2002
                                                         (in thousands)
Investment Property
Balance at beginning of year                 $128,641         $126,302      $125,133
  Property improvements                         4,847            2,407         3,679
  Disposition of property                         (23)             (68)         (265)
  Refund of construction service fees
    previously capitalized (1)                     --              --         (2,245)
Balance at end of year                       $133,465         $128,641      $126,302

Accumulated Depreciation
Balance at beginning of year                 $ 80,070         $ 72,740      $ 65,806
  Depreciation of real estate                   7,435            7,377         7,106
  Disposition of property                         (16)             (47)         (172)
Balance at end of year                       $ 87,489         $ 80,070      $ 72,740

(1)   See Note D - Related Party Transactions for further information.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $132,415,000 and $127,734,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $100,531,000 and $96,655,000.

Note C - Taxable Income

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income (in thousands, except per unit data):

                                                   2004         2003        2002

  Net income as reported                          $ 2,074      $ 4,455     $ 3,213
    Excess of accelerated depreciation for
      income tax purposes                           3,558        3,623         778
    Deferred revenue - laundry income                 (65)         (79)        (79)
    Other                                             978          117         542
     Casualty                                         (32)          --          --
  Federal taxable income                          $ 6,513      $ 8,116     $ 4,454

  Federal taxable income per limited
    partnership unit                              $ 9,535      $11,881     $ 6,519

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                     2004             2003
  Net liabilities as reported:                     $(63,416)        $(46,881)
    Land and buildings                               (1,050)            (907)
    Accumulated depreciation                        (13,042)         (16,585)
    Deferred sales commission                            --               65
    Other                                             4,664            3,558

  Net liabilities - income tax method              $(72,844)        $(60,750)

Note D - Related Party Transactions

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $965,000, $953,000 and $936,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $381,000, $413,000 and $435,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in general and administrative expenses. For the year ended 2002, the first three quarters were based on estimated amounts and in the fourth quarter the reimbursement was adjusted based on actual costs (see "Note J"). During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees were no longer included in investment property at December 31, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2004, 2003 and 2002, which is included in general and administrative expense.

During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000. There were no advances made for the years ended December 31, 2004 and 2003. Approximately $156,000 and $1,853,000 was repaid during 2003 and 2002, respectively. At December 31, 2004 and 2003, there was no balance due for advances from affiliate. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $30,000 of interest expense related to these advances during the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 amounted to less than $1,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $288,000, $273,000 and $331,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                        Principal  Principal
                         Balance    Balance                              Principal
                         Due At      Due At                               Balance
       Property             December 31,       Interest   Maturity        Due At
                          2004        2003       Rate       Date         Maturity
                           (in thousands)                             (in thousands)
       Springhill Lake
         1st mortgage   $113,500    $110,386      (1)      08/11         $113,500

(1) Adjustable rate based on Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate at December 31, 2004 was 2.728% and will reset monthly.

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 2.728% at December 31, 2004. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ended December 31, 2004.

On November 14, 2002, the Partnership refinanced its then existing mortgage encumbering Springhill Lake Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the term of the Facility, the property was required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following month was calculated at LIBOR plus 150 basis points.

During December 2002 the loan was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Credit Facility had a maturity of five years, with one five-year extension option. This Permanent Credit Facility also created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility began as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans was the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30 year amortization schedule, using the interest rate in effect during the first month that any property was on the Permanent Credit Facility. The loans could be prepaid without penalty.

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

Note F - Casualty Gains

During September 2003, Hurricane Isabel caused damaged to some of the apartment buildings at the property. During the year ended December 31, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by approximately $7,000 undepreciated damaged assets being written off.

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

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August 31, 2011. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2004 are as follows (in thousands):

               2005           $ 158
               2006             163
               2007             149
               2008             129
               2009             111
            Thereafter          155
                              $ 865

Note H - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's balance to zero. For the years ended December 31, 2004 and 2003, distributions to the minority interest partner of approximately $2,737,000 and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $4,820,000 and $2,083,000 at December 31, 2004 and 2003, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2004 and 2003, approximately $994,000 and $1,070,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,756,000 at December 31, 2004 is recovered.

Note I - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

                                      1st         2nd         3rd        4th
2004                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 8,003     $ 8,116     $ 8,337    $ 8,368    $32,824
Total expenses                        6,581       6,487      10,999      6,683     30,750
Net income (loss)                   $ 1,422     $ 1,629     $(2,662)   $ 1,685    $ 2,074
Net income (loss) per limited
  partnership unit                  $ 2,082     $ 2,385     $(3,897)   $ 2,465    $ 3,035


                                      1st         2nd         3rd        4th
2003                                Quarter     Quarter     Quarter    Quarter     Total
Total revenues                      $ 7,902     $ 8,048     $ 8,165    $ 8,167    $32,282
Total expenses                        7,656       6,626       6,789      6,756     27,827
Net income                           $ 246      $ 1,422     $ 1,376    $ 1,411    $ 4,455
Net income per limited
  partnership unit                   $ 361      $ 2,082     $ 2,014    $ 2,064    $ 6,521

Note J - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2002 these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2002 the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately ($99,000) due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2002 was approximately $435,000 as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2002 of approximately $401,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note K - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is currently underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9b.    Other Information

None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

The Registrant has no directors or officers. AIMCO/Springhill Lake Investors GP, LLC is the Managing General Partner and manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On December 11, 2003, AIMCO Properties, L.P., a Delaware limited partnership, entered into a Redemption and Contribution Agreement (the "Redemption and Contribution Agreement") with First Winthrop Corporation, a Delaware corporation ("FWC") and the sole shareholder of Three Winthrop Properties, Inc. ("Winthrop"), the former managing general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "MGP Interest") by an affiliate of AIMCO Properties, L.P., the operating partnership of AIMCO.

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from Winthrop to AIMCO LLC became effective, NHP Management Company ("NHP"), an affiliate of AIMCO
Properties, L.P., was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the MGP Interest from Winthrop to AIMCO LLC became effective on March 31, 2004. As used herein, the term "Managing General Partner" shall mean Winthrop, with respect to matters occurring prior to March 31, 2004 and AIMCO LLC for matters occurring from and after March 31, 2004. There are no family relationships between or among any directors or officers.

Name                        Age    Position
Harry G. Alcock              42    Director and Executive Vice President
Martha L. Long               45    Director and Senior Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief Financial
                                     Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner or more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

                                                 Number
                 Entity                         of Units              Percentage

AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                        241.15                   37.16%

AIMCO Properties, L.P.
  (an affiliate of AIMCO)                        281.50                   43.37%

AIMCO IPLP, L.P. is ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $965,000, $953,000 and $936,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $381,000, $413,000 and $435,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in general and administrative expenses. For the year ended 2002, the first three quarters were based on estimated amounts and in the fourth quarter the reimbursement was adjusted based on actual costs (see
Item 8. Financial Statements Note J). During 2001, the Partnership was charged, by affiliates of the Managing General Partner, approximately $2,245,000 for fees related to construction management services for work performed during 1999, 2000 and 2001. These fees had been capitalized and included in investment property. During the second quarter of 2002, it was determined by the Managing General Partner that these fees should not have been charged and the Partnership was refunded the full amount. Accordingly, such previously capitalized fees were no longer included in investment property at December 31, 2002.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2004, 2003 and 2002, which is included in general and administrative expense.

During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000. There were no advances made for the years ended December 31, 2004 and 2003. Approximately $156,000 and $1,853,000 was repaid during 2003 and 2002, respectively. At December 31, 2004 and 2003, there was no balance due for advances from affiliate. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. The Partnership recognized approximately $30,000 of interest expense related to these advances during the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 amounted to less than $1,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $288,000, $273,000 and $331,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $24,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $49,000 and $29,000 for 2004 and 2003, respectively.

Item 15.    Exhibits

            See Exhibit Index.

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



                                    SPRINGHILL LAKE INVESTORS LIMITED
                                        PARTNERSHIP


                                    By:   AIMCO/Springhill Lake Investors GP,LLC
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Martha L. Long             Director and Senior           Date: March 25, 2005
Martha L. Long                Vice President


/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters


/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President

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

32.1              Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated April 30, 1986, as thereafter amended.

(2)               Incorporated   herein  by  reference  to  the   Registrant's
                  Current Report on Form 8-K dated November 14, 2002, as filed November 29, 2002.

(3)               Incorporated   herein  by  reference  to  the   Registrant's
                  Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 22, 2004, as filed August 4, 2004.

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

Date:  March 25, 2005

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

Date:  March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of AIMCO/Springhill
                                    Lake Investors GP, LLC equivalent
                                    of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Springhill Lake Investors Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.