Form 10-Q
period 2005-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2005-05-12
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                           March 31,      December 31,
                                                              2005            2004
                                                          (unaudited)         (Note)
Assets
   Cash and cash equivalents                                $ 1,108         $ 1,502
   Receivables and deposits                                      992             943
   Restricted escrows                                            536             535
   Other assets                                                2,183           2,584
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                128,611         127,632
                                                             134,444         133,465
      Less accumulated depreciation                          (89,340)        (87,489)
                                                              45,104          45,976
                                                            $ 49,923        $ 51,540
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 97           $ 227
   Tenant security deposit liabilities                           641             654
   Other liabilities                                             452             575
   Mortgage note payable                                     113,500         113,500
                                                             114,690         114,956

Minority interest (Note C)                                       --              --

Partners' Deficit
   General partners                                           (3,278)         (3,210)
   Investor limited partners (649 units issued and
      outstanding)                                           (61,489)        (60,206)
                                                             (64,767)        (63,416)
                                                            $ 49,923        $ 51,540

Note: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                             Three Months Ended
                                                                 March 31,
                                                            2005            2004
Revenues:
   Rental income                                           $ 7,677         $7,657
   Other income                                                388            346
   Casualty gains (Note D)                                     155             --
      Total revenues                                         8,220          8,003

Expenses:
   Operating                                                 4,094          3,427
   General and administrative                                  105            146
   Depreciation                                              1,887          1,838
   Interest                                                    901            627
   Property taxes                                              636            495
   Bad debt expense                                             66             48
      Total expenses                                         7,689          6,581

Income before minority interest                                531          1,422

Distributions to minority interest partner in
   excess of investment (Note C)                              (246)            --

Net income                                                  $ 285          $1,422

Net income allocated to general partners (5%)               $ 14            $ 71
Net income allocated to investor limited
   partners (95%)                                              271          1,351

                                                            $ 285          $1,422

Net income per limited partnership unit                     $ 418          $2,082

Distributions per limited partnership unit                 $ 2,394          $ --


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2004                     649         $(3,210)    $(60,206)    $(63,416)

Distributions to partners                                (82)      (1,554)      (1,636)

Net income for the three months
   ended March 31, 2005                   --              14          271          285

Partners' deficit at
   March 31, 2005                        649         $(3,278)    $(61,489)    $(64,767)

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2005          2004
Cash flows from operating activities:
  Net income                                                     $ 285        $ 1,422
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Distributions to minority interest partner in
      Excess of investment                                          246            --
     Casualty gain                                                 (155)           --
     Depreciation                                                 1,887         1,838
     Amortization of loan costs                                      36           108
     Bad debt expense, net                                           66            48
     Change in accounts:
      Receivables and deposits                                     (115)         (464)
      Other assets                                                  365            49
      Accounts payable                                              (77)          (15)
      Tenant security deposit liabilities                           (13)          (37)
      Other liabilities                                            (123)         (240)
         Net cash provided by operating activities                2,402         2,709

Cash flows from investing activities:
   Property improvements and replacements                        (1,077)         (831)
   Insurance proceeds received                                      164            --
   Net deposits to restricted escrows                                (1)          (12)
         Net cash used in investing activities                     (914)         (843)

Cash flows from financing activities:
   Payments on mortgage note payable                                 --          (687)
   Distributions to partners                                     (1,636)           --
   Distributions to minority partner                               (246)           --
         Net cash used in financing activities                   (1,882)         (687)

Net (decrease) increase in cash and cash equivalents               (394)        1,179

Cash and cash equivalents at beginning of period                  1,502         5,194

Cash and cash equivalents at end of period                      $ 1,108       $ 6,373

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 866         $ 517

Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
     accounts payable                                             $ 82          $ --

At December 31, 2004 approximately $135,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $242,000 and $240,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $88,000 and $105,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for both the three month periods ended March 31, 2005 and 2004. These fees are included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $190,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $288,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the three months ended March 31, 2005, distributions to the minority interest partner of approximately $246,000 were made in excess of the minority partner's investment in the operating partnerships. There were no distributions for the three months ended March 31, 2004. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,065,000 and $2,083,000 at March 31, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2005 and 2004, approximately $162,000 and $275,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,843,000 at March 31, 2005 is recovered.

Note D - Casualty Gain

During the three months ended March 31, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership's investment property related to a power loss to one of the property's chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the three months ended March 31, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership's investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

Note E - Contingencies

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 2,899 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the three months ended March 31, 2005 and 2004 was 91% and 96%, respectively. The decrease in occupancy is primarily attributable to tenants leaving to purchase homes.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $285,000 compared to net income of approximately $1,422,000 for the three months ended March 31, 2004. Income before minority interest for the three months ended March 31, 2005 was approximately $531,000 compared to approximately $1,422,000 for the corresponding period in 2004. The decrease in income before minority interest for the three months ended March 31, 2005 is primarily due to an increase in total expenses partially offset by a slight increase in total revenues. The increase in total revenues is due to an increase in rental income, other income and the recognition of casualty gains. Rental income increased due to an increase in the average rental rates at the Partnership's investment property partially offset by a decrease in occupancy as discussed above. Other income increased due to an increase in resident utility reimbursements and lease cancellation fees at the Partnership's investment property.

During the three months ended March 31, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership's investment property related to a power loss to one of the property's chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the three months ended March 31, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership's investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

Total expenses for the three months ended March 31, 2005 increased due to increases in operating, depreciation, interest, property tax and bad debt expenses partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in property expenses partially offset by a decrease in maintenance expenses. Property expenses increased due to increases in salaries, related employee benefits and utility costs, mainly natural gas. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by on-site employees. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to a change in the monthly variable interest rate on the property's mortgage and to an increase in the mortgage during the third quarter of 2004. Property tax expense increased due to an increase in the assessed value of the Partnership's investment property by the local taxing authority. Bad debt expense increased due to a number of evictions of residents.

General and administrative expenses decreased due to a decrease in accountable reimbursements charged to the Partnership in accordance with the Partnership Agreement and to a decrease in the quarterly costs of communications to investors. Included in general and administrative expenses are reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the three months ended March 31, 2005, distributions to the minority interest partner of approximately $246,000 were made in excess of the minority partner's investment in the operating partnerships. There were no distributions for the three months ended March 31, 2004. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,065,000 and $2,083,000 at March 31, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2005 and 2004, approximately $162,000 and $275,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,843,000 at March 31, 2005 is recovered.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $1,108,000 as compared to approximately $6,373,000 at March 31, 2004. Cash and cash equivalents decreased approximately $394,000 from December 31, 2004 due to approximately $914,000 and $1,882,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,402,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and to a lesser extent net deposits to restricted escrows partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $1,024,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, water and sewer upgrades, roof and floor covering replacements and HVAC and landscaping upgrades. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2005, the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At March 31, 2005, the balance in the escrow account was approximately $536,000. Additional improvements and routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $113,500,000 requires monthly payments of interest until its maturity. The mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 3.175% at March 31, 2005. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):


                   Three Months      Per Limited       Three Months      Per Limited
                      Ended          Partnership          Ended          Partnership
                  March 31, 2005         Unit         March 31, 2004         Unit

Operations            $1,636            $2,394             $ --              $ --

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit significant additional distributions to its partners during 2005 or subsequent periods.

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at March 31, 2005, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership's debt obligations at March 31, 2005 consists of a mortgage of $113,500,000 which is due on August 1, 2011. The mortgage bears interest at a variable rate and requires monthly payments of interest only. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index ("DMBS") plus 63 basis points. The rate was 3.175% at March 31, 2005 and resets monthly. Management believes that the fair value of the Partnership's debt approximates its carrying value as of March 31, 2005.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

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



                                    SPRINGHILL LAKE INVESTORS LIMITED
                                    PARTNERSHIP


                                    By:   AIMCO/Springhill Lake Investors GP,LLC
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: May 12, 2005

                  Sringhill Lake Investors Limited Partnership
                                Index to Exhibits

3.4               Amended  and  Restated  Limited  Partnership  Agreement  and
                  Certificate  of  Amendment  of  Springhill   Lake  Investors
                  Limited Partnership(1)

3.4   (a)         Amendment  to  Amended  and  Restated  Limited   Partnership
                  Agreement of Springhill Lake Investors Limited Partnership dated August 23, 1995 (2)

10    (a)         Amended  and  Restated  Limited  Partnership  Agreement  and
                  Certificate  of Amendment of First  Springhill  Lake Limited
                  Partnership (Partnership Agreements of Second - Ninth
                  Springhill  Lake  Limited   Partnerships  are  substantially
                  identical)(1)

      (p) Maryland Amended and Restated Multifamily Note dated July 22, 2004 between Springhill Lake Investors Limited Partnership and GMAC Commercial Mortgage Corporation (3)

      (q) Amended and Restated Limited Guaranty dated July 22, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation (3)

      (r) Amended and Restated Payment Guaranty dated July 22, 2004 by the Operating Partnerships (3)

      (s) Repair Escrow Agreement dated July 22, 2004 between the Springhill Lake Investors Limited Partnership and the
                  Operating Partnerships and GMAC Commercial Mortgage Corporation (3)

      (t) Replacement Reserve Agreement dated July 22, 2004 between the Springhill Lake Investors Limited Partnership and the
                  Operating Partnerships and GMAC Commercial Mortgage Corporation (3)

      (u) Maryland Amended and Restated Promissory Note dated July 22, 2004 between Springhill Lake Investors Limited Partnership and the Operating Partnerships (3)

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

Date:  May 12, 2005

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

Date:  May 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.