Form 10-Q
period 2005-06-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2005-08-15
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            June 30,      December 31,
                                                              2005            2004
                                                          (unaudited)        (Note)
Assets
   Cash and cash equivalents                                $ 2,955         $ 1,502
   Receivables and deposits                                      951             943
   Restricted escrows                                            214             535
   Other assets                                                1,623           2,584
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                129,977         127,632
                                                             135,810         133,465
      Less accumulated depreciation                          (91,187)        (87,489)
                                                              44,623          45,976
                                                            $ 50,366        $ 51,540
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 295           $ 227
   Tenant security deposit liabilities                           675             654
   Other liabilities                                             553             575
   Mortgage note payable                                     113,500         113,500
                                                             115,023         114,956

Minority interest (Note C)                                       --              --

Partners' Deficit
   General partners                                           (3,272)         (3,210)
   Investor limited partners (649 units issued and
      outstanding)                                           (61,385)        (60,206)
                                                             (64,657)        (63,416)
                                                            $ 50,366        $ 51,540

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


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                              2005         2004         2005          2004
Revenues:
  Rental income                             $ 7,825      $ 7,690       $15,502      $15,347
  Other income                                  431          395           819          741
  Casualty gains (Note D)                        --           31           155           31
      Total revenues                          8,256        8,116        16,476       16,119

Expenses:
  Operating                                   3,477        3,297         7,571        6,724
  General and administrative                    143          156           248          302
  Depreciation                                1,847        1,853         3,734        3,691
  Interest                                    1,035          625         1,936        1,252
  Property taxes                                584          494         1,220          989
  Bad debt expense                               61           62           127          110
      Total expenses                          7,147        6,487        14,836       13,068

Income before minority interest               1,109        1,629         1,640        3,051

Distributions to minority interest
  partner in excess of investment
  (Note C)                                     (129)          --          (375)          --

Net income                                   $ 980       $ 1,629       $ 1,265      $ 3,051

Net income allocated to general
  partners (5%)                               $ 49         $ 81         $ 63         $ 152

Net income allocated to limited
  partners (95%)                                931        1,548         1,202        2,899

                                             $ 980       $ 1,629       $ 1,265      $ 3,051

Net income per limited partnership
  unit                                      $ 1,434      $ 2,385       $ 1,852      $ 4,467

Distributions per limited partnership
  unit                                      $ 1,275        $ --        $ 3,669        $ --


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2004                     649         $(3,210)    $(60,206)    $(63,416)

Distributions to partners                 --            (125)      (2,381)      (2,506)

Net income for the six months
   ended June 30, 2005                    --              63        1,202        1,265

Partners' deficit at
   June 30, 2005                         649         $(3,272)    $(61,385)    $(64,657)


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2005         2004
Cash flows from operating activities:
  Net income                                                      $ 1,265      $ 3,051
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess of
      investment                                                      375           --
     Casualty gain                                                   (155)         (31)
     Depreciation                                                   3,734        3,691
     Amortization of loan costs                                        71          215
     Bad debt expense, net                                            127          110
     Change in accounts:
      Receivables and deposits                                       (135)      (1,094)
      Other assets                                                    890          545
      Accounts payable                                                (48)        (395)
      Tenant security deposit liabilities                              21          (81)
      Other liabilities                                               (22)        (171)
           Net cash provided by operating activities                6,123        5,840

Cash flows from investing activities:
  Property improvements and replacements                           (2,274)      (1,528)
  Insurance proceeds received                                         164           38
  Net withdrawals from (deposits to) restricted escrows               321          (15)
           Net cash used in investing activities                   (1,789)      (1,505)

Cash flows from financing activities:
  Payments on mortgage note payable                                    --       (1,379)
  Distributions to partners                                        (2,506)          --
  Distributions to minority partner                                  (375)          --
  Loan costs paid                                                      --          (85)
           Net cash used in financing activities                   (2,881)      (1,464)

Net increase in cash and cash equivalents                           1,453        2,871
Cash and cash equivalents at beginning of period                    1,502        5,194

Cash and cash equivalents at end of period                        $ 2,955      $ 8,065

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,864      $ 1,057

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                $ 251        $ 166

At December 31, 2004 approximately $135,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $483,000 and $479,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $181,000 and $210,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $50,000 in asset management fees and approximately $5,000 in administrative fees for both the six month periods ended June 30, 2005 and 2004. These fees are included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $298,000 and $288,000 for insurance coverage and fees associated with policy claims administration.

Note C - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the six months ended June 30, 2005, distributions to the minority interest partner of approximately $375,000 were made in excess of the minority partner's investment in the operating partnerships. There were no distributions for the six months ended June 30, 2004. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $2,083,000 at June 30, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the six months ended June 30, 2005 and 2004, approximately $398,000 and $578,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,737,000 at June 30, 2005 is recovered.

Note D - Casualty Gain

During the six months ended June 30, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership's investment property related to a power loss to one of the property's chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the six months ended June 30, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership's investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

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

Note E - Casualty Event

On June 13, 2005, a fire damaged thirty three units in three buildings at the Partnership's investment property. The Managing General Partner is currently evaluating the status of the three buildings damaged in the fire. The current plan is to complete repairs at one of the buildings which sustained only electrical and smoke damage. The other two buildings were severely damaged and the current plan is to not rebuild these two buildings. Insurance proceeds are expected to be received which will cover any replacement costs along with the insurable value of the buildings not restored.

Note F - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 2,899 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the six months ended June 30, 2005 and 2004 was 92% and 95%, respectively. The decrease in occupancy is primarily attributable to tenants leaving to purchase homes and property management raising the qualifying conditions for prospective tenants in order to attract a more stable tenant population.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2005 was approximately $1,265,000 compared to approximately $3,051,000 for the corresponding period in 2004. Income before minority interest for the six months ended June 30, 2005 was approximately $1,640,000 compared to approximately $3,051,000 for the corresponding period in 2004. The Partnership's net income for the three months ended June 30, 2005 was approximately $980,000 compared to approximately $1,629,000 for the corresponding period in 2004. Income before minority interest for the three months ended June 30, 2005 was approximately $1,109,000 compared to approximately $1,629,000 for the corresponding period in 2004. The decrease in income before minority interest for the three and six months ended June 30, 2005 is primarily due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues is due to an increase in rental income, other income and for the six months ended June 30, 2005, the recognition of casualty gains. Rental income increased due to an increase in the average rental rate at the Partnership's investment property partially offset by a decrease in occupancy as discussed above. Other income increased due to an increase in resident utility reimbursements and lease cancellation fees at Springhill Lake Apartments.

During the six months ended June 30, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership's investment property related to a power loss to one of the property's chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the six months ended June 30, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership's investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

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

Total expenses for the six months ended June 30, 2005 increased due to increases in operating, depreciation, interest, property tax and bad debt expenses partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in property and administrative expenses offset by a decrease in maintenance expenses. Property expenses increased due to increases in salaries and related employee benefits and utility costs, mainly natural gas. Administrative expenses increased due to increases in temporary agency help and an increase in the business license and permits that is required to be paid for each unit at the investment property. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by on-site employees. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to a change in the monthly variable interest rate on the property's mortgage and to an increase in the mortgage principal balance during the third quarter of 2004. Property tax expense increased due to an increase in the assessed value of the Partnership's investment property by the local taxing authority. Bad debt expense increased slightly due to a number of evictions of residents.

Total expenses for the three months ended June 30, 2005 increased due to increases in operating, interest and property tax expenses partially offset by a decrease in general and administrative expense as discussed above and below. Depreciation and bad debt expenses remained relatively constant between comparable periods.

General and administrative expenses decreased for the three and six months ended June 30, 2005 due to a decrease in accountable reimbursements charged to the Partnership in accordance with the Partnership Agreement. Included in general and administrative expenses are reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the six months ended June 30, 2005, distributions to the minority interest partner of approximately $375,000 were made in excess of the minority partner's investment in the operating partnerships. There were no distributions for the six months ended June 30, 2004. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $2,083,000 at June 30, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the six months ended June 30, 2005 and 2004, approximately $398,000 and $578,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,737,000 at June 30, 2005 is recovered.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $2,955,000 as compared to approximately $8,065,000 at June 30, 2004. Cash and cash equivalents increased approximately $1,453,000 from December 31, 2004 due to approximately $6,123,000 of cash provided by operating activities offset by approximately $2,881,000 and $1,789,000 of cash used in financing and investing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by the withdrawal of restricted escrows and the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2005, the Partnership completed approximately $2,390,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, water and sewer upgrades, roof and floor covering replacements, water heater, air conditioning and plumbing upgrades, exterior painting and major landscaping. These improvements were funded from operations, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2005, the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At June 30, 2005, the balance in the escrow account was approximately $214,000. Additional improvements and routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 13, 2005, a fire damaged thirty three units in three buildings at the Partnership's investment property. The Managing General Partner is currently evaluating the status of the three buildings damaged in the fire. The current plan is to complete repairs at one of the buildings which sustained only electrical and smoke damage. The other two buildings were severely damaged and the current plan is to not rebuild these two buildings. Insurance proceeds are expected to be received which will cover any replacement costs along with the insurable value of the buildings not restored.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $113,500,000 requires monthly payments of interest until its maturity. The mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 3.486% at June 30, 2005. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                    Six Months       Per Limited        Six Months       Per Limited
                      Ended          Partnership          Ended          Partnership
                  June 30, 2005          Unit         June 30, 2004          Unit

Operations            $2,506            $3,669             $ --              $ --

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

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at June 30, 2005, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership's debt obligations at June 30, 2005 consists of a mortgage of $113,500,000 which is due on August 1, 2011. The mortgage bears interest at a variable rate and requires monthly payments of interest only. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index ("DMBS") plus 63 basis points. The rate was 3.486% at June 30, 2005 and resets monthly. Management believes that the fair value of the Partnership's debt approximates its carrying value as of June 30, 2005.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                    SPRINGHILL LAKE INVESTORS LIMITED
PARTNERSHIP


                                    By:   AIMCO/Springhill Lake Investors GP,
LLC
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 15, 2005

                Springhill Lake Investors Limited Partnership

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 15, 2005

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

Date:  August 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.