Form 10-Q
period 2005-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2005-11-14
CIK 763399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                         September 30,    December 31,
                                                              2005            2004
                                                          (unaudited) (Note)
Assets
   Cash and cash equivalents                                $ 1,953         $ 1,502
   Receivables and deposits                                      780             943
   Restricted escrows                                            465             535
   Other assets                                                3,573           2,584
   Investment property:
      Land                                                     5,833           5,833
      Buildings and related personal property                131,979         127,632
                                                             137,812         133,465
      Less accumulated depreciation                          (92,997)        (87,489)
                                                              44,815          45,976
                                                            $ 51,586        $ 51,540
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                          $ 516           $ 227
   Tenant security deposit liabilities                           701             654
   Other liabilities                                             662             575
   Mortgage note payable                                     113,500         113,500
                                                             115,379         114,956

Minority interest (Note C)                                       --              --

Partners' Deficit
   General partners                                           (3,229)         (3,210)
   Investor limited partners (649 units issued and
      outstanding)                                           (60,564)        (60,206)
                                                             (63,793)        (63,416)
                                                            $ 51,586        $ 51,540



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


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                              2005         2004         2005          2004

Revenues:
  Rental income                             $ 8,036      $ 7,883       $23,538      $23,230
  Other income                                  528          454         1,347        1,195
  Casualty gain (Note D)                         36           --           191           31
      Total revenues                          8,600        8,337        25,076       24,456

Expenses:
  Operating                                   3,826        4,324        11,397       11,048
  General and administrative                    144          112           392          414
  Depreciation                                1,833        1,862         5,567        5,553
  Interest                                    1,171          700         3,107        1,952
  Property taxes                                675          602         1,895        1,591
  Bad debt expense                               87          137           214          247
  Loss on early extinguishment of debt           --          918            --          918
      Total expenses                          7,736        8,655        22,572       21,723

Income (loss) before minority interest          864         (318)        2,504        2,733

Distributions to minority interest
  partner in excess of investment
  (Note C)                                       --       (2,344)         (375)      (2,344)

Net income (loss)                            $ 864       $(2,662)      $ 2,129       $ 389

Net income (loss) allocated to general
  partners (5%)                               $ 43        $ (133)       $ 106         $ 19

Net income (loss) allocated to limited
   partners (95%)                               821       (2,529)        2,023          370
                                             $ 864       $(2,662)      $ 2,129       $ 389

Net income (loss) per limited
  partnership unit                          $ 1,265      $(3,897)      $ 3,117       $ 570

Distributions per limited partnership
  unit                                        $ --       $23,869       $ 3,669      $23,869


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                   Investor
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions           649           $ --      $ 40,563     $ 40,563

Partners' deficit at
   December 31, 2004                     649         $(3,210)    $(60,206)    $(63,416)

Distributions to partners                 --            (125)      (2,381)      (2,506)

Net income for the nine months
   ended September 30, 2005               --             106        2,023        2,129

Partners' deficit at
   September 30, 2005                    649         $(3,229)    $(60,564)    $(63,793)


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      2005         2004
Cash flows from operating activities:
  Net income                                                         $ 2,129      $ 389
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Distributions to minority interest partner in excess of
      investment                                                         375        2,344
     Depreciation                                                      5,567        5,553
     Casualty gain                                                      (191)         (31)
     Amortization of loan costs                                          106          263
     Bad debt expense, net                                               214          247
     Loss on early extinguishment of debt                                 --          918
     Change in accounts:
      Receivables and deposits                                           (51)         690
      Other assets                                                    (1,095)       (959)
                                                                       (95         (95
      Accounts payable                                                   242          630
      Tenant security deposit liabilities                                 47         (124)
      Other liabilities                                                   87         (229)
           Net cash provided by operating activities                   7,430        9,691

Cash flows from investing activities:
  Insurance proceeds received                                            205           38
  Property improvements and replacements                              (4,373)      (2,749)
  Net withdrawals from restricted escrows                                 70        6,535
           Net cash (used in) provided by investing activities        (4,098)       3,824

Cash flows from financing activities:
  Payments on mortgage note payable                                       --       (1,379)
  Repayment of mortgage note payable                                      --     (109,007)
  Proceeds from mortgage note payable                                     --      113,500
  Prepayment penalty                                                      --          (14)
  Distributions to partners                                           (2,506)     (15,899)
  Distributions to minority interest partner                            (375)      (2,344)
  Loan costs paid                                                         --         (522)
           Net cash used in financing activities                      (2,881)     (15,665)

Net increase (decrease) in cash and cash equivalents                     451       (2,150)
Cash and cash equivalents at beginning of period                       1,502        5,194

Cash and cash equivalents at end of period                           $ 1,953     $ 3,044

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 3,017     $ 1,688
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                   $ 182       $ 776

At December 31, 2004 approximately $135,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $731,000 and $718,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $275,000 and $286,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $75,000 in asset management fees and approximately $8,000 in administrative fees for both the nine month periods ended September 30, 2005 and 2004. These fees are included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $298,000 and $288,000 for insurance coverage and fees associated with policy claims administration.

Note C - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's interest balance to zero. For the nine months ended September 30, 2005 and 2004, distributions to the minority interest partner of approximately $375,000 and $2,344,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $4,427,000 at September 30, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2005 and 2004, approximately $603,000 and $631,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,532,000 at September 30, 2005 is recovered.

Note D - Casualty Gain

During the nine months ended September 30, 2005, a casualty gain of approximately $36,000 was recorded at the Partnership's investment property related to stolen copper fire sprinkler pipings and fittings from 37 buildings which occurred in July 2005. The gain was the result of the receipt of insurance proceeds of approximately $41,000 offset by the write off of approximately $5,000 of undepreciated property improvements and replacements.

During the nine months ended September 30, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership's investment property related to a power loss to one of the property's chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the nine months ended September 30, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership's investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the nine months ended September 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by the write off of approximately $7,000 of undepreciated damaged assets.

Note E - Mortgage Refinancing

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate, requires monthly payments of interest only and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 4.124% at September 30, 2005. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $522,000 during the nine months ended September 30, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the nine months ended September 30, 2004.

Note F - Casualty Event

On June 13, 2005, a fire damaged thirty three units in three buildings at the Partnership's investment property. The Managing General Partner is currently evaluating the status of two buildings damaged in the fire. The Managing General Partner currently plans to complete repairs at one of the buildings, which sustained only electrical and smoke damage. The other two buildings were severely damaged and the Managing General Partner does not currently plan to rebuild these two buildings. The current estimate of the costs to demolish the two buildings, which were severely damaged and repair the third building is approximately $1,100,000. Insurance proceeds are expected to be received which will cover any replacement costs along with the insurable value of the buildings not restored.

Note G - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 2,899 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the nine months ended September 30, 2005 and 2004 was 93% and 96%, respectively. The decrease in occupancy is primarily attributable to tenants leaving to purchase homes, property management raising the qualifying conditions for prospective tenants in order to attract a more stable tenant population and a fire in June 2005 which damaged one building and destroyed two buildings.

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

Results of Operations

The Partnership's net income for the nine months ended September 30, 2005 was approximately $2,129,000 compared to approximately $389,000 for the corresponding period in 2004. Income before minority interest for the nine months ended September 30, 2005 was approximately $2,504,000 compared to approximately $2,733,000 for the corresponding period in 2004. The decrease in income before minority interest for the nine months ended September 30, 2005 is primarily due to an increase in total expenses partially offset by an increase in total revenues.

The Partnership's net income for the three months ended September 30, 2005 was approximately $864,000 compared to a net loss of approximately $2,662,000 for the corresponding period in 2004. Income before minority interest for the three months ended September 30, 2005 was approximately $864,000 compared to a loss of approximately $318,000 for the corresponding period in 2004. The increase in income before minority interest for the three months ended September 30, 2005 is primarily due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for the three and nine months ended September 30, 2005 is due to an increase in rental and other income and casualty gains. Rental income increased due to an increase in the average rental rate at the Partnership's investment property partially offset by a decrease in occupancy as discussed above. Other income increased due to an increase in resident utility reimbursements and lease cancellations fees at Springhill Lake Apartments.

During the nine months ended September 30, 2005, a casualty gain of approximately $36,000 was recorded at the Partnership's investment property related to stolen copper fire sprinkler pipings and fittings from 37 buildings which occurred in July 2005. The gain was the result of the receipt of insurance proceeds of approximately $41,000 offset by the write off of approximately $5,000 of undepreciated property improvements and replacements.

During the nine months ended September 30, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership's investment property related to a power loss to one of the property's chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the nine months ended September 30, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership's investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

During September 2003, Hurricane Isabel caused damages to some of the apartment buildings at the property. During the nine months ended September 30, 2004, all work was completed to repair the damage and the property recorded a casualty gain of approximately $31,000. The gain was the result of the receipt of insurance proceeds of approximately $38,000 offset by the write off of approximately $7,000 of undepreciated damaged assets.

Total expenses for the nine months ended September 30, 2005 increased due to increases in operating, interest and property tax expenses partially offset by decreases in general and administrative and bad debt expenses and loss on early extinguishment of debt. Depreciation expense was relatively consistent for the comparable periods. Operating expenses increased due to an increase in advertising, property and administrative expenses partially offset by a decrease in maintenance expense. Advertising expense increased due to an increase in radio and TV advertising. Property expense increased due to increases in salaries and related employee benefits and utility costs, mainly natural gas and electricity. Administrative expenses increased due to increases in temporary agency help and an increase in business license and permits that is required to be paid for each unit at the investment property. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by on-site employees. Interest expense increased due to a change in the monthly variable interest rate on the property's mortgage and to an increase in the mortgage principal balance during the third quarter 2004. Property tax expense increased due to an increase in the assessed value of the Partnership's investment property by the local taxing authority. Bad debt expense decreased due to an increase in collections. The decrease in loss on early extinguishment of debt is discussed below.

Total expenses decreased for the three months ended September 30, 2005 due to decreases in operating, depreciation and bad debt expenses and loss on early extinguishment of debt partially offset by an increase in general and administrative, interest and property tax expenses. The decrease in bad debt expense and the increase in interest and property tax expenses is as discussed above. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated at Springhill Lake Apartments during the past twelve months which more than offset the depreciation on new improvements and replacements. The decrease in loss on early extinguishment of debt is discussed below.

General and administrative expense decreased for the nine months ended September 30, 2005 due to a decrease in accountable reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. General and administrative expense increased for the three months ended September 30, 2005 due to an increase in costs associated with the annual audit of the Partnership's financial statements. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the nine months ended September 30, 2005 and 2004, distributions to the minority interest partner of approximately $375,000 and $2,344,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $4,427,000 at September 30, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2005 and 2004, approximately $603,000 and $631,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,532,000 at September 30, 2005 is recovered.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $1,953,000 as compared to approximately $3,044,000 at September 30, 2004. Cash and cash equivalents increased approximately $451,000 from December 31, 2004 due to approximately $7,430,000 of cash provided by operating activities partially offset by approximately $4,098,000 and $2,881,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by the withdrawal of restricted escrows and the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $4,420,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, water and sewer upgrades, roof and floor covering replacements, water heater, air conditioning and plumbing upgrades, exterior painting and major landscaping. These improvements were funded from operations, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2005, the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At September 30, 2005, the balance in the escrow account was approximately $214,000. Additional improvements and routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 13, 2005, a fire damaged thirty three units in three buildings at the Partnership's investment property. The Managing General Partner is currently evaluating the status of two buildings damaged in the fire. The Managing General Partner currently plans to complete repairs at one of the buildings, which sustained only electrical and smoke damage. The other two buildings were severely damaged and the Managing General Partner does not currently plan to rebuild these two buildings. The current estimate of the costs to demolish the two buildings, which were severely damaged and repair the third building is approximately $1,100,000. Insurance proceeds are expected to be received which will cover any replacement costs along with the insurable value of the buildings not restored.

The Partnership is currently taking steps to obtain approval from local government authorities of a proposed redevelopment of Springhill Lake. If such approval is obtained, the proposed redevelopment is likely to result in additional approved density of the Springhill Lake project. The Partnership has received favorable preliminary indications from the local government authorities regarding the proposed redevelopment but has not received final approval. First, the local government authorities review what is referred to as a "Conceptual Site Plan". After the submission, review and approval of the conceptual site plan, the next step is submission review and approval of what is referred to as a "Detailed Site Plan." The Greenbelt City Council approved the Partnership's Conceptual Site Plan on July 11, 2005 and the Prince Georges County Planning Board approved the Partnership's Conceptual Site Plan on September 8, 2005. The Partnership expects to receive notification during the fourth quarter of 2005 from the local government authorities as to whether the Conceptual Site Plan has received final approval. Should the Conceptual Site Plan receive final approval, the Partnership plans to submit a Detailed Site Plan for approval later this year. No assurances can be made regarding whether the necessary approvals will be obtained or whether the Partnership will move forward with the proposed redevelopment if such approvals are obtained.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate, requires monthly payments of interest only and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 4.124% at September 30, 2005. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $522,000 during the nine months ended September 30, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the nine months ending September 30, 2004. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                   Nine Months       Per Limited       Nine Months       Per Limited
                      Ended          Partnership          Ended          Partnership
                September 30, 2005       Unit       September 30, 2004       Unit

Refinancing            $ --              $ --            $ 7,744           $11,932
Operations             2,506             3,669             8,155            11,937
                      $2,506            $3,669           $15,899           $23,869

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

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at September 30, 2005, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership's debt obligations at September 30, 2005 consists of a mortgage of $113,500,000 which is due on August 1, 2011. The mortgage bears interest at a variable rate and requires monthly payments of interest only. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index ("DMBS") plus 63 basis points. The rate was 4.124% at September 30, 2005 and resets monthly. Management believes that the fair value of the Partnership's debt approximates its carrying value as of September 30, 2005.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.