Form 10-K
period 2005-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2006-03-30
CIK 763399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14569

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland	04-2848939
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Registrant's telephone number (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rate 12b-2). Large Accelerated [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Springhill Lake Investors Limited Partnership (the "Registrant" or the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 28, 1984, for the purpose of investing as a general partner in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (collectively, the "Operating Partnerships"), each of which is a Maryland limited partnership owning a section of a garden apartment complex in Greenbelt, Maryland (the "Project" or "Property"). The Registrant is the sole General Partner of each Operating Partnership. The Limited Partner of each Operating Partnership is Theodore N. Lerner ("Lerner"), a former general partner of the Operating Partnerships whose interest was converted to that of a limited partner on January 16, 1985 in conjunction with the Registrant’s acquisition of its interest in the Operating Partnerships. The Managing General Partner of the Registrant is AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or "Managing General Partner"), a wholly owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership and Operating Partnerships are to terminate on December 31, 2035 unless terminated prior to such date.

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

The only business of the Partnership is investing as a general partner in the Operating Partnerships, and as such, to cause the Operating Partnerships to own and operate the Project, until such time as a sale, if any, of all or a portion of the Project appears to be advantageous to the Partnership and is permitted under the terms of the Operating Partnerships' Partnership Agreements. See "Item 2. Description of Property" for further information on the project owned by the Operating Partnerships.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are provided at the Project by an affiliate of the Managing General Partner.

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

Item 1A.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Property

The following table sets forth the Registrant's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Springhill Lake Apartments	10/84	Fee ownership subject	Apartment
Greenbelt, Maryland		to a first mortgage.	2,877 units

The Project was initially acquired by the Operating Partnerships in October 1984 for an initial cost of $73,316,500. The Project consists of 2,877 apartment and townhouse units and a four-store shopping center situated on 154 acres of landscaped grounds. The Project also contains a clubhouse/community center, two Olympic-size swimming pools and six tennis courts.

Schedule of Property

Set forth below for the Partnership’s property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Springhill Lake	$138,864	$94,106	5-30 yrs	S/L	$33,993

See "Item 8. Financial Statements and Supplementary Data - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership’s property.

	Principal	Principal				Principal
	Balance At	Balance At	Stated			Balance
	December 31,		Interest	Period	Maturity	Due At
Property	2005	2004	Rate	Amortized	Date	Maturity (1)
	(in thousands)					(in thousands)
Springhill Lake
1st mortgage	$113,500	$113,500	(2)	(3)	08/11	$113,500

(1)

See "Item 8. Financial Statements and Supplementary Data – Note E" for information with respect to the Partnership's ability to prepay this loan and other details about the loan.

(2)

Adjustable rate based on the Freddie Mac discounted mortgage-backed security index plus 63 basis points.  The rate at December 31, 2005 was 4.713% and will reset monthly.

(3)

Interest only payments.

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 4.713% at December 31, 2005. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ending December 31, 2004.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership’s interest in the operating partnerships, and joint and several guarantees by the operating partnerships which, in turn, are secured by an indemnity first mortgage on the operating partnerships and a pledge of the stock of Springfield Facilities, Inc., an affiliate.  Further, the property may not be sold subject to existing indebtedness.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Springhill Lake	$11,758	$11,275	94%	95%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

Springhill Lake	$2,746	1.95%

The property has a fiscal year different than the real estate tax year; therefore, real estate tax expense as stated in the Partnership's Consolidated Statements of Operations does not agree to the 2005 billings.

Capital Improvements

During the year ended December 31, 2005, the Partnership completed approximately $6,266,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, water and sewer upgrades, roof and floor covering replacements, water heater, air conditioning and plumbing upgrades, exterior painting and major landscaping. Also included are construction period costs of approximately $45,000 of interest, $8,000 of taxes and $14,000 of operating costs. These improvements were funded from operations, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At December 31, 2005, the balance in the escrow account was approximately $215,000. In addition during 2006, the Partnership will complete renovations to one building which was damaged by a fire in June 2005 and complete the clean up costs for two other buildings which were destroyed in the fire and will not be rebuilt. The Partnership has received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which approximately $1,134,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units (the “Units”) aggregating $40,562,500. The Partnership currently has 144 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner owned 522.65 units or 80.53% of the outstanding Units at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005, 2004, and 2003 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit	2003	Unit

Refinance	$ --	$ --	$ 7,744 (2)	$11,932	$ 2,818 (1)	$ 4,342
Operations	2,506	3,669	10,865	15,904	3,932	5,755
Total	$ 2,506	$ 3,669	$18,609	$27,836	$ 6,750	$10,097

(1)

Proceeds from the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

(2)

Proceeds from the July 2004 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2006 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

Other

AIMCO and its affiliates owned 522.65 Units in the Partnership representing 80.53% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data (in thousands, except unit data)

	2005	2004	2003	2002	2001
Total revenues from
rental operations	$ 34,792	$ 32,824	$ 32,282	$ 32,290	$ 31,004

Net income	$ 4,076	$ 2,074	$ 4,455	$ 3,213	$ 2,387

Net income per limited
partnership unit	$ 5,966	$ 3,035	$ 6,521	$ 4,703	$ 3,495

Limited partnership
units outstanding	649	649	649	649	649

Total assets	$ 53,516	$ 51,540	$ 65,825	$ 71,425	$ 67,310

Mortgage note payable	$ 113,500	$113,500	$110,386	$113,100	$ 51,788

The above selected financial data should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

Item 7.

Management's Discussion and Analysis of Financial Condition and Results
of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

2005 Compared with 2004

The Partnership’s net income for the year ended December 31, 2005 was approximately $4,076,000 compared to approximately $2,074,000 for the year ended December 31, 2004 (See “Item 8. Financial Statements and Supplementary Data – Note C” for a reconciliation of these amounts to the Partnership’s federal taxable income.) Income before minority interest for the year ended December 31, 2005 was approximately $4,451,000 compared to approximately $4,811,000 for the corresponding period in 2004. The decrease in income before minority interest for the year ended December 31, 2005 is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for the year ended December 31, 2005 is due to increases in rental and other income and casualty gains. Rental income increased due to an increase in the average rental rate at the Partnership’s investment property partially offset by a slight decrease in occupancy. Other income increased due to an increase in resident utility reimbursements and lease cancellations fees at the Partnership’s investment property.

During the year ended December 31, 2005, a casualty gain of approximately $993,000 was recorded at the Partnership’s investment property related to a fire that occurred in June 2005 which damaged thirty three units in three buildings at the Partnership’s investment property. The gain was the result of the receipt of insurance proceeds of approximately $1,453,000 offset by the write off of approximately $145,000 of undepreciated property improvements and replacements and approximately $315,000 of emergency repairs made at the property. The Managing General Partner anticipates completing the repairs at the building, which sustained only electrical and smoke damage during 2006. The other two buildings were severely damaged and the Managing General Partner has made the decision to not rebuild these two buildings.

During the year ended December 31, 2005, a casualty gain of approximately $36,000 was recorded at the Partnership’s investment property related to stolen copper fire sprinkler pipings and fittings from 37 buildings which occurred in July 2005. The gain was the result of the receipt of insurance proceeds of approximately $41,000 offset by the write off of approximately $5,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership’s investment property related to a power loss to one of the property’s chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the year ended December 31, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership’s investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

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

Total expenses for the year ended December 31, 2005 increased due to increases in operating, interest and property tax expenses partially offset by decreases in general and administrative, depreciation and bad debt expenses and loss on early extinguishment of debt. Operating expense increased due to an increase in advertising, property and administrative expenses partially offset by a decrease in maintenance expense. Advertising expense increased due to an increase in radio and TV advertising in an effort to help increase occupancy. Property expense increased due to increases in salaries and related employee benefits and utility costs, mainly natural gas and electricity. Administrative expenses increased due to an increase in business license and permits that is required to be paid for each unit at the investment property. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by on-site employees. Interest expense increased due to a change in the monthly variable interest rate on the property’s mortgage and to an increase in the mortgage principal balance during the third quarter 2004. Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property by the local taxing authority. Depreciation expense decreased due to some assets becoming fully depreciated. Bad debt expense decreased due to an increase in collections. The decrease in loss on early extinguishment of debt is due to the retirement of debt associated with the refinance of the Partnership’s investment property in 2004.

General and administrative expense decreased for the year ended December 31, 2005 due to a decrease in accountable reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the years ended December 31, 2005 and 2004. During the years ended December 31, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2005 and 2004, distributions to the minority interest partner of approximately $375,000 and $2,737,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $4,820,000 at December 31, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2005 and 2004, approximately $945,000 and $994,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,186,000 at December 31, 2005 is recovered.

2004 Compared with 2003

The Partnership’s net income for the year ended December 31, 2004 was approximately $2,074,000 compared to net income of approximately $4,455,000 for the year ended December 31, 2003 (See “Item 8. Financial Statements and Supplementary Data – Note C” for a reconciliation of these amounts to the Partnership’s federal taxable income.)  Income before minority interest for the year ended December 31, 2004 was approximately $4,811,000 compared to approximately $5,440,000 for the year ended December 31, 2003.  The decrease in income before minority interest was primarily due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues for the year ended December 31, 2004 was due to increases in rental and other income partially offset by a decrease in casualty gain. Rental income increased due to an increase in the average rental rate at the Partnership’s property. Other income increased due to an increase in utility reimbursements, legal costs charged to tenants and lease cancellation fees at Springhill Lake Apartments.

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

Total expenses for the year ended December 31, 2004 increased due to increases in depreciation, property tax, bad debt expenses and loss on early extinguishment of debt offset by decreases in operating and general and administrative expenses. Interest expense remained relatively constant between the comparable periods.  Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property by the local taxing authority.  Bad debt expense increased due to a number of evictions of residents.  Loss on early extinguishment of debt increased due to the Partnership refinancing the mortgage during the year ended December 31, 2004.  The decrease in operating expense was primarily due to a decrease in maintenance expenses offset by an increase in advertising and property expenses. Maintenance expenses decreased due to decreases in contract services as more work was being performed by on-site employees and the cost of repairs to the property.  Advertising expenses increased due to special promotions to attract new tenants and maintain occupancy levels. Property expenses increased due to increases in utility costs, salaries and related employee expenses.  General and administrative expenses decreased due to a decrease in accountable reimbursements charged to the Partnership in accordance with the Partnership Agreement.

Included in general and administrative expenses for the years ended December 31, 2004 and 2003 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Minority interest in net earnings of the operating partnerships recorded by the Partnership totaled approximately zero for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's balance to zero. For the years ended December 31, 2004 and 2003, distributions to the minority interest partner of approximately $2,737,000 and $985,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $4,820,000 and $2,083,000 at December 31, 2004 and 2003, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2004 and 2003, approximately $994,000 and $1,070,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,756,000 at December 31, 2004 is recovered.

Liquidity and Capital Reserves

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $3,725,000 as compared to approximately $1,502,000 at December 31, 2004. Cash and cash equivalents increased approximately $2,223,000 from December 31, 2004 due to approximately $10,348,000 of cash provided by operating activities partially offset by approximately $5,244,000 and $2,881,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At December 31, 2005, the balance in the escrow account was approximately $215,000. In addition during 2006, the Partnership will complete renovations to one building which was damaged by a fire in June 2005 and complete the clean up costs for two other buildings which were destroyed in the fire and will not be rebuilt. The Partnership has received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which, approximately $1,134,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership has taken steps to obtain approval from local government authorities for a proposed redevelopment of Springhill Lake Apartments, which includes an increase in the number of units from 2,877 to up to 5,800. As part of the approval process, the Managing General Partner submitted a Conceptual Site Plan (“CSP”) to local government authorities. On January 12, 2006, the Managing General Partner was notified that approval of the CSP was administratively certified by the local government authorities, effective January 11, 2006.

Prior to moving forward with the proposed redevelopment, the Partnership must obtain approval of a Detailed Site Plan (“DSP”), which precisely describes the proposed site, buildings and infrastructure, and a Preliminary Plan of Subdivision (“PPS”). The Managing General Partner estimates that approval of the DSP and PPS by local government authorities could take up to one year. No assurances can be made regarding whether the necessary approvals will be obtained, whether the Partnership will move forward with the proposed redevelopment if such approvals are obtained, or whether there will be any resulting change in the value of the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate, requires monthly payments of interest only and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 4.713% at December 31, 2005. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ended December 31, 2004. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2005, 2004, and 2003 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit	2003	Unit

Refinance	$ --	$ --	$ 7,744 (2)	$11,932	$ 2,818 (1)	$ 4,342
Operations	2,506	3,669	10,865	15,904	3,932	5,755
Total	$ 2,506	$ 3,669	$18,609	$27,836	$ 6,750	$10,097

(1)

Proceeds from the November 2002 refinancing of the mortgage encumbering Springhill Lake Apartments.

(2)

Proceeds from the July 2004 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2006 or subsequent periods.

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership’s cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the property bears interest at a variable rate. Based on interest rates at December 31, 2005, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership’s debt obligations at December 31, 2005 consist of a mortgage of $113,500,000 which is due on August 1, 2011.  The mortgage bears interest at a variable rate and requires monthly payments of interest only.  The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index (“DMBS”) plus 63 basis points.  The rate was 4.713% at December 31, 2005 and resets monthly. Management believes that the fair value of the Partnership’s debt approximates its carrying value as of December 31, 2005.

Item 8.

Financial Statements and Supplementary Data

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners of

Springhill Lake Investors Limited Partnership

We have audited the accompanying consolidated balance sheets of Springhill Lake Investors Limited Partnership as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$ 3,725	$ 1,502
Receivables and deposits	1,026	943
Restricted escrows	1,349	535
Other assets	2,658	2,584
Investment property (Notes B and E):
Land	5,833	5,833
Buildings and related personal property	133,031	127,632
	138,864	133,465
Less accumulated depreciation	(94,106)	(87,489)
	44,758	45,976
	$ 53,516	$ 51,540
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 590	$ 227
Tenant security deposit liabilities	707	654
Other liabilities	565	575
Mortgage note payable (Note E)	113,500	113,500
	115,362	114,956
Minority interest (Note H)	--	--

Partners' Deficit
General partners	(3,131)	(3,210)
Investor limited partners
(649 units issued and outstanding)	(58,715)	(60,206)
	(61,846)	(63,416)
	$ 53,516	$ 51,540

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Rental income	$31,662	$31,073	$30,677
Other income	1,946	1,720	1,522
Casualty gains (Note F)	1,184	31	83
Total revenues	34,792	32,824	32,282

Expenses:
Operating	15,176	13,821	13,990
General and administrative	534	575	598
Depreciation	7,324	7,435	7,377
Interest	4,431	2,715	2,714
Property taxes	2,582	2,173	1,883
Bad debt expense	294	376	280
Loss on early extinguishment of debt (Note E)	--	918	--
Total expenses	30,341	28,013	26,842

Income before minority interest	4,451	4,811	5,440

Distributions to minority interest partner
in excess of investment (Note H)	(375)	(2,737)	(985)
Net income (Note C)	$ 4,076	$ 2,074	$ 4,455

Net income allocated to general partners (5%)	$ 204	$ 104	$ 223
Net income allocated to investor limited
partners (95%)	3,872	1,970	4,232
Net income	$ 4,076	$ 2,074	$ 4,455

Net income per limited partnership unit	$ 5,966	$ 3,035	$ 6,521

Distributions per limited partnership unit	$ 3,669	$27,836	$10,097

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For The Years Ended December 31, 2005, 2004 and 2003
(in thousands, except unit data)

				Total
	Limited		Investor	Partners'
	Partnership	General	Limited	(Deficit)
	Units	Partners	Partners	Capital

Original capital contributions	649	$ --	$ 40,563	$ 40,563

Partners' deficit at
December 31, 2002	649	$(2,797)	$(41,789)	$(44,586)

Distributions to partners	--	(197)	(6,553)	(6,750)

Net income for the year ended
December 31, 2003	--	223	4,232	4,455

Partners' deficit at
December 31, 2003	649	(2,771)	(44,110)	(46,881)

Distributions to partners		(543)	(18,066)	(18,609)

Net income for the year ended
December 31, 2004	--	104	1,970	2,074

Partners' deficit at
December 31, 2004	649	(3,210)	(60,206)	(63,416)

Distributions to partners		(125)	(2,381)	(2,506)

Net income for the year ended
December 31, 2005	--	204	3,872	4,076

Partners' deficit at
December 31, 2005	649	$(3,131)	$(58,715)	$(61,846)

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$ 4,076	$ 2,074	$ 4,455
Adjustments to reconcile net income to net cash provided
by operating activities:
Distributions to minority interest partner in excess
of investment	375	2,737	985
Depreciation	7,324	7,435	7,377
Casualty gains	(1,184)	(31)	(83)
Amortization of loan costs	141	297	437
Loss on early extinguishment of debt	--	918	--
Bad debt expense	294	376	280
Change in accounts:
Receivables and deposits	(691)	625	(370)
Other assets	(215)	(213)	(6)
Accounts payable	185	(738)	280
Tenant security deposit liabilities	53	(180)	60
Other liabilities	(10)	(81)	(281)
Net cash provided by operating activities	10,348	13,219	13,134

Cash flows from investing activities:
Insurance proceeds received	1,658	38	104
Property improvements and replacements	(6,088)	(4,712)	(2,901)
Net (deposits to) withdrawals from restricted escrows	(814)	6,535	(44)
Net cash (used in) provided by investing activities	(5,244)	1,861	(2,841)

Cash flows from financing activities:
Payments on advances from affiliate	--	--	(156)
Payments on mortgage note payable	--	(1,379)	(2,714)
Distributions to partners	(2,506)	(18,609)	(6,750)
Distributions to minority interest partner	(375)	(2,737)	(985)
Repayment of mortgage note payable	--	(109,007)	--
Proceeds from mortgage note payable	--	113,500	--
Prepayment penalty	--	(14)	--
Loan costs paid	--	(526)	(53)
Net cash used in financing activities	(2,881)	(18,772)	(10,658)

Net increase (decrease) in cash and cash equivalents	2,223	(3,692)	(365)
Cash and cash equivalents at beginning of year	1,502	5,194	5,559
Cash and cash equivalents at end of year	$ 3,725	$ 1,502	$ 5,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,335	$ 2,505	$ 2,456
Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable and other liabilities	$ 313	$ 135	$ --

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Springhill Lake Investors Limited Partnership (the "Partnership"), a Maryland limited partnership was formed on December 28, 1984, to acquire and own a 90% general partnership interest in Springhill Lake Limited Partnerships I through IX and Springhill Commercial Limited Partnership (the "Operating Partnerships"). The Operating Partnerships own and operate the Springhill Lake complex in Greenbelt, Maryland. The complex consists of 2,877 apartment and townhouse units and a four-store shopping center. The Managing General Partner of the Registrant is AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or "Managing General Partner") a wholly owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

Accordingly, net income as shown in the consolidated statements of operations and changes in partners' deficit for 2005, 2004 and 2003 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income per limited partnership unit for each year was computed as 95% of net income divided by 649 units outstanding (the "Units").

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $3,694,000 and $1,421,000 at December 31, 2005 and 2004, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress. During the year ended December 31, 2005, the Partnership capitalized interest of $45,000, property taxes of $8,000 and operating costs of $14,000. There were no such costs capitalized during the year ended December 31, 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $251,000, $135,000, and $87,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were charged to operating expense as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Deferred Costs: Loan costs of approximately $985,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2005 and 2004. Accumulated amortization of approximately $187,000 and $46,000 was also included in other assets as of December 31, 2005 and 2004, respectively. The loan costs at December 31, 2005 are amortized over the term of the related loan agreement. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.  Amortization of loan costs is expected to be approximately $141,000 each year for the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt approximates its carrying value at December 31, 2005.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits in the accompanying consolidated balance sheets. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Income Taxes: No provision for income taxes is reflected in the accompanying consolidated financial statements. Each partner is required to report on his individual tax return his allocable share of income, gains, losses, deductions and credits.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Investment Property and Accumulated Depreciation

Initial Cost
Investment Property		To Partnership

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)		(in thousands)

Springhill Lake	$113,500	$ 5,833	$ 67,484	$ 65,547

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years

Springhill Lake	$5,833	$133,031	$138,864	$ 94,106	10/84	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Investment Property
Balance at beginning of year	$133,465	$128,641	$126,302
Property improvements	6,266	4,847	2,407
Disposition of property	(867)	(23)	(68)
Balance at end of year	$138,864	$133,465	$128,641

Accumulated Depreciation
Balance at beginning of year	$ 87,489	$ 80,070	$ 72,740
Additions charged to expense	7,324	7,435	7,377
Disposition of property	(707)	(16)	(47)
Balance at end of year	$ 94,106	$ 87,489	$ 80,070

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $137,748,000 and $132,415,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $103,755,000 and $100,531,000.

The Partnership has taken steps to obtain approval from local government authorities for a proposed redevelopment of Springhill Lake Apartments, which includes an increase in the number of units from 2,877 to up to 5,800. As part of the approval process, the Managing General Partner submitted a Conceptual Site Plan (“CSP”) to local government authorities. On January 12, 2006, the Managing General Partner was notified that approval of the CSP was administratively certified by the local government authorities, effective January 11, 2006.

Prior to moving forward with the proposed redevelopment, the Partnership must obtain approval of a Detailed Site Plan (“DSP”), which precisely describes the proposed site, buildings and infrastructure, and a Preliminary Plan of Subdivision (“PPS”). The Managing General Partner estimates that approval of the DSP and PPS by local government authorities could take up to one year. No assurances can be made regarding whether the necessary approvals will be obtained, whether the Partnership will move forward with the proposed redevelopment if such approvals are obtained, or whether there will be any resulting change in the value of the property.

Note C - Taxable Income

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported income and Federal taxable income (in thousands, except per unit data):

	2005	2004	2003

Net income as reported	$ 4,076	$ 2,074	$ 4,455
Excess of accelerated depreciation for
income tax purposes	3,571	3,558	3,623
Deferred revenue – laundry income	--	(65)	(79)
Other	(225)	978	117
Casualty	(1,091)	(32)	--
Federal taxable income	$ 6,331	$ 6,513	$ 8,116
Federal taxable income per limited
partnership unit	$ 9,266	$ 9,535	$11,881

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2005	2004
Net liabilities as reported:	$(61,846)	$(63,416)
Land and buildings	(1,116)	(1,050)
Accumulated depreciation	(9,649)	(13,042)
Other	3,591	4,664
Net liabilities - income tax method	$(69,020)	$(72,844)

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $995,000, $965,000 and $953,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $369,000, $381,000 and $413,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2005, 2004 and 2003, which is included in general and administrative expense.

During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000. There were no advances made for the years ended December 31, 2005, 2004, and 2003. Approximately $156,000 was repaid during 2003. At December 31, 2005 and 2004, there was no balance due for advances from affiliate. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. Interest expense for the year ended December 31, 2003 amounted to less than $1,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $313,000, $288,000 and $273,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Principal
	Balance	Balance			Principal
	Due At	Due At			Balance
Property	December 31,		Interest	Maturity	Due At
	2005	2004	Rate	Date	Maturity
	(in thousands)				(in thousands)
Springhill Lake
1st mortgage	$113,500	$113,500	(1)	08/11	$113,500

(1)

Adjustable rate based on Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate at December 31, 2005 was 4.713% and will reset monthly.

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 4.713% at December 31, 2005. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ended December 31, 2004.

Note F - Casualty Gains

During the year ended December 31, 2005, a casualty gain of approximately $993,000 was recorded at the Partnership’s investment property related to a fire that occurred in June 2005 which damaged thirty three units in three buildings at the Partnership’s investment property. The gain was the result of the receipt of insurance proceeds of approximately $1,453,000 offset by the write off of approximately $145,000 of undepreciated property improvements and replacements and approximately $315,000 of emergency repairs made at the property. The Managing General Partner anticipates completing the repairs at the building, which sustained only electrical and smoke damage during 2006. The other two buildings were severely damaged and the Managing General Partner has made the decision to not rebuild these two buildings.

During the year ended December 31, 2005, a casualty gain of approximately $36,000 was recorded at the Partnership’s investment property related to stolen copper fire sprinkler pipings and fittings from 37 buildings which occurred in July 2005. The gain was the result of the receipt of insurance proceeds of approximately $41,000 offset by the write off of approximately $5,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2005, a casualty gain of approximately $93,000 was recorded at the Partnership’s investment property related to a power loss to one of the property’s chillers which resulted in some flooding damage. The gain was the result of the receipt of insurance proceeds of approximately $93,000. The damaged equipment was fully depreciated.

During the year ended December 31, 2005, a casualty gain of approximately $62,000 was recorded at the Partnership’s investment property related to a fire that occurred in September 2004 which caused damage to the business office at the property. The gain was the result of the receipt of insurance proceeds of approximately $71,000 offset by the write off of approximately $9,000 of undepreciated property improvements and replacements.

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

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August 31, 2011. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 166
2007	149
2008	130
2009	114
2010	95
Thereafter	65
$ 719

Note H – Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the years ended December 31, 2005 and 2004. During the years ended December 31, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2005 and 2004, distributions to the minority interest partner of approximately $375,000 and $2,737,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $4,820,000 at December 31, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the year ended December 31, 2005 and 2004, approximately $945,000 and $994,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,186,0000 at December 31, 2005 is recovered.

Note I - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$ 8,220	$ 8,256	$ 8,600	$ 9,716	$34,792
Total expenses	7,935	7,276	7,736	7,769	30,716
Net income	$ 285	$ 980	$ 864	$ 1,947	$ 4,076
Net income per limited
partnership unit	$ 418	$ 1,434	$ 1,265	$ 2,849	$ 5,966

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$ 8,003	$ 8,116	$ 8,337	$ 8,368	$32,824
Total expenses	6,581	6,487	10,999	6,683	30,750
Net income (loss)	$ 1,422	$ 1,629	$(2,662)	$ 1,685	$ 2,074
Net income (loss) per limited
partnership unit	$ 2,082	$ 2,385	$(3,897)	$ 2,465	$ 3,035

Note J – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9b.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The Registrant has no directors or officers. AIMCO/Springhill Lake Investors GP, LLC is the Managing General Partner and manages and controls substantially all of the Registrant’s affairs and has general responsibility and ultimate authority in all matters affecting its business.  On December 11, 2003, AIMCO Properties, L.P., a Delaware limited partnership, entered into a Redemption and Contribution Agreement (the "Redemption and Contribution Agreement") with First Winthrop Corporation, a Delaware corporation ("FWC") and the sole shareholder of Three Winthrop Properties, Inc. ("Winthrop"), the former managing general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "MGP Interest") by an affiliate of AIMCO Properties, L.P., the operating partnership of AIMCO.

As of the time of the execution of the Redemption and Contribution Agreement and until such time as the transfer of the MGP Interest from Winthrop to AIMCO LLC became effective, NHP Management Company ("NHP"), an affiliate of AIMCO Properties, L.P., was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the MGP Interest from Winthrop to AIMCO LLC became effective on March 31, 2004. As used herein, the term "Managing General Partner" shall mean Winthrop, with respect to matters occurring prior to March 31, 2004 and AIMCO LLC for matters occurring from and after March 31, 2004.  There are no family relationships between or among any managing members or officers of the Managing General Partner.

Name	Age	Position
Harry G. Alcock	43	Manager and Executive Vice President
Martha L. Long	46	Manager and Senior Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief Financial
		Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

Harry G. Alcock was appointed as a Manager of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Martha L. Long has been a Manager and Senior Vice President of the Managing General Partner since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The managing members of the Managing General Partner do not have a separate audit committee. As such, the managing members of the Managing General Partner fulfills the functions of an audit committee. The managing members have determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The managing members and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such managing members and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.

Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or managing members of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and managing members (See "Item 13, Certain Relationships and Related Transactions").

Item 12.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2005.

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

No managing members or officer of the Managing General Partner owns any Units.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $995,000, $965,000 and $953,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $369,000, $381,000 and $413,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2005, 2004 and 2003, which is included in general and administrative expense.

During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000. There were no advances made for the years ended December 31, 2005, 2004 and 2003. Approximately $156,000 was repaid during 2003. At December 31, 2005 and 2004, there was no balance due for advances from affiliate. In accordance with the Partnership Agreement, interest is charged at the prime rate plus 2%. Interest expense for the year ended December 31, 2003 amounted to less than $1,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $313,000, $288,000 and $273,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 14.

Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005, 2004 and 2003 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000, $24,000, and $32,000 for 2005, 2004 and 2003 respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $53,000, $49,000 and $29,000 for 2005, 2004 and 2003, respectively.

Item 15.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

By: AIMCO/Springhill Lake Investors GP, LLC
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Manager and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Manager and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated April 30, 1986, as thereafter amended.

(2)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 23, 1995, as filed September 5, 1995.

(3)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 22, 2004, as filed August 4, 2004.

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 30, 2006

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Springhill Lake Investors GP, LLC equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Springhill Lake Investors Limited Partnership (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.