Form 10-Q
period 2006-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2006-05-12
CIK 763399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(Note)
Assets
Cash and cash equivalents	$ 342	$ 3,725
Receivables and deposits	1,106	1,026
Restricted escrows	1,100	1,349
Other assets	2,227	2,658
Investment property:
Land	5,833	5,833
Buildings and related personal property	134,419	133,031
	140,252	138,864
Less accumulated depreciation	(95,874)	(94,106)
	44,378	44,758
	$ 49,153	$ 53,516
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 610	$ 590
Tenant security deposit liabilities	725	707
Other liabilities	419	565
Mortgage note payable	113,500	113,500
	115,254	115,362

Minority interest (Note C)	--	--

Partners' Deficit
General partners	(3,344)	(3,131)
Investor limited partners (649 units issued and
outstanding)	(62,757)	(58,715)
	(66,101)	(61,846)
	$ 49,153	$ 53,516

Note:

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 8,024	$ 7,677
Other income	552	388
Casualty gains (Note D)	--	155
Total revenues	8,576	8,220

Expenses:
Operating	4,632	4,094
General and administrative	184	105
Depreciation	1,768	1,887
Interest	1,400	901
Property taxes	686	636
Bad debt expense	34	66
Total expenses	8,704	7,689

(Loss) income before minority interest	(128)	531

Distributions to minority interest partner in
excess of investment (Note C)	(522)	(246)

Net (loss) income	$ (650)	$ 285

Net (loss) income allocated to general partners (5%)	$ (33)	$ 14
Net (loss) income allocated to investor limited
partners (95%)	(617)	271

	$ (650)	$ 285

Net (loss) income per limited partnership unit	$ (951)	$ 418

Distributions per limited partnership unit	$ 5,277	$ 2,394

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited		Investor
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	649	$ --	$ 40,563	$ 40,563

Partners' deficit at
December 31, 2005	649	$(3,131)	$(58,715)	$(61,846)

Distributions to partners		(180)	(3,425)	(3,605)

Net loss for the three months
ended March 31, 2006	--	(33)	(617)	(650)

Partners' deficit at
March 31, 2006	649	$(3,344)	$(62,757)	$(66,101)

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (650)	$ 285
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Distributions to minority interest partner in
Excess of investment	522	246
Casualty gain	--	(155)
Depreciation	1,768	1,887
Amortization of loan costs	35	36
Bad debt expense, net	34	66
Change in accounts:
Receivables and deposits	(114)	(115)
Other assets	396	365
Accounts payable	140	(77)
Tenant security deposit liabilities	18	(13)
Other liabilities	(146)	(123)
Net cash provided by operating activities	2,003	2,402

Cash flows from investing activities:
Property improvements and replacements	(1,508)	(1,077)
Insurance proceeds received	--	164
Net withdrawals from (deposits to) restricted escrows	249	(1)
Net cash used in investing activities	(1,259)	(914)

Cash flows from financing activities:
Distributions to partners	(3,605)	(1,636)
Distributions to minority partner	(522)	(246)
Net cash used in financing activities	(4,127)	(1,882)

Net decrease in cash and cash equivalents	(3,383)	(394)

Cash and cash equivalents at beginning of period	3,725	1,502

Cash and cash equivalents at end of period	$ 342	$ 1,108

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,404	$ 866

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 193	$ 82

At December 31, 2005 and 2004 approximately $313,000 and $135,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the “Managing General Partner”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated financial statements include the accounts of the Partnership and the operating partnerships. Theodore N. Lerner's ownership in the operating partnerships has been reflected as a minority interest in the accompanying consolidated financial statements (see Note C – Minority Interest). All significant interpartnership accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $259,000 and $242,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $134,000 and $88,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for both the three month periods ended March 31, 2006 and 2005. These fees are included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $386,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as  other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $313,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006 and 2005, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority partner's interest balance to zero. For the three months ended March 31, 2006 and 2005, distributions to the minority interest partner of approximately $522,000 and $246,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,717,000 and $5,065,000 at March 31, 2006 and 2005, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2006 and 2005, approximately $75,000 and $162,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,633,000 at March 31, 2006 is recovered.

Note D – Casualty Gain

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

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 2,877 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the three months ended March 31, 2006 and 2005 was 95% and 91%, respectively.  The increase in occupancy is primarily attributable to property management focusing on increasing occupancy through resident retention and increased advertising.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $650,000 compared to net income of approximately $285,000 for the three months ended March 31, 2005. The loss before minority interest for the three months ended March 31, 2006 was approximately $128,000 compared to approximately $531,000 of income for the corresponding period in 2005. The decrease in income before minority interest for the three months ended March 31, 2006 is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to an increase in rental income and other income partially offset by a decrease in the recognition of casualty gains. Rental income increased due to an increase in the average rental rate and occupancy at the Partnership’s investment property. Other income increased due to an increase in resident utility reimbursements at the Partnership’s investment property and an increase in interest income.

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

Total expenses for the three months ended March 31, 2006 increased due to increases in operating, general and administrative, interest and property tax expenses partially offset by decreases in depreciation and bad debt expenses. Operating expense increased due to an increase in advertising, property, insurance and administrative expenses partially offset by a decrease in maintenance expense. Advertising expense increased due to an increase in radio and TV advertising. Property expense increased due to increases in salaries and related employee benefits and utility costs, mainly natural gas and electricity. Administrative expenses increased due to increases in costs related to tenant application and acceptance processes and the business license and permits that is required to be paid for each unit at the investment property. Insurance expense increased due to an increase in hazard premiums. Maintenance expenses decreased due to decreases in contract services as more work is now being performed by on-site employees. Interest expense increased due to an increase in the monthly variable interest rate on the property’s mortgage. Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property by the local taxing authority. Depreciation expense decreased due to the write off of two undepreciated buildings relating to a casualty in June 2005. Bad debt expense decreased due to an increase in collections.

General and administrative expense increased for the three months ended March 31, 2006 due to an increase in accountable reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006 and 2005, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority partner's interest balance to zero. For the three months ended March 31, 2006 and 2005, distributions to the minority interest partner of approximately $522,000 and $246,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,717,000 and $5,065,000 at March 31, 2006 and 2005, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2006 and 2005, approximately $75,000 and $162,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,633,000 at March 31, 2006 is recovered.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $342,000 as compared to approximately $1,108,000 at March 31, 2005. Cash and cash equivalents decreased approximately $3,383,000 from December 31, 2005 due to approximately $4,127,000 and $1,259,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,003,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $1,388,000 of capital improvements at Springhill Lake Apartments consisting primarily of structural improvements, appliances, HVAC and water and sewer upgrades, roof and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership anticipates completing the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At March 31, 2006, the balance in the escrow account was approximately $19,000. In addition during 2006, the Partnership will complete renovations to one building which was damaged by a fire in June 2005 and complete the clean up costs for two other buildings which were destroyed in the fire and will not be rebuilt. The Partnership received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which approximately $1,081,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $113,500,000 requires monthly payments of interest until its maturity. The mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 5.043% at March 31, 2006. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2006	Unit	March 31, 2005	Unit

Operations	$3,605	$5,277	$1,636	$2,394

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit significant additional distributions to its partners during 2006 or subsequent periods.

Other

AIMCO and its affiliates owned 522.65 limited partnership units (the "Units") in the Partnership representing 80.53% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.53% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership’s cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at March 31, 2006, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership’s debt obligations at March 31, 2006 consists of a mortgage of $113,500,000 which is due on August 1, 2011.  The mortgage bears interest at a variable rate and requires monthly payments of interest only.  The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index (“DMBS”) plus 63 basis points.  The rate was 5.043% at March 31, 2006 and resets monthly. Management believes that the fair value of the Partnership’s debt approximates its carrying value as of March 31, 2006.

ITEM 4.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Springhill Lake Investors GP, LLC equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.