Form 10-Q
period 2006-09-30
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2006-11-13
CIK 763399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 238	$ 3,725
Receivables and deposits	1,164	1,026
Restricted escrows	663	1,349
Other assets	3,688	2,658
Investment property:
Land	5,833	5,833
Buildings and related personal property	138,991	133,031
	144,824	138,864
Less accumulated depreciation	(99,470)	(94,106)
	45,354	44,758
	$ 51,107	$ 53,516
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,367	$ 590
Tenant security deposit liabilities	752	707
Other liabilities	528	565
Due to affiliates (Note B)	1,441	--
Mortgage note payable	113,500	113,500
	117,588	115,362

Minority interest (Note C)	--	--

Partners' Deficit
General partners	(3,363)	(3,131)
Investor limited partners (649 units issued and
outstanding)	(63,118)	(58,715)
	(66,481)	(61,846)
	$ 51,107	$ 53,516

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

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 8,057	$ 8,036	$24,088	$23,538
Other income	597	528	1,696	1,347
Casualty gains (Note D)	--	36	--	191
Total revenues	8,654	8,600	25,784	25,076

Expenses:
Operating	4,300	3,826	12,615	11,397
General and administrative	162	144	489	392
Depreciation	1,794	1,833	5,364	5,567
Interest	1,670	1,171	4,656	3,107
Property taxes	737	675	2,104	1,895
Bad debt expense	91	87	177	214
Total expenses	8,754	7,736	25,405	22,572

(Loss) income before minority interest	(100)	864	379	2,504

Distributions to minority interest
partner in excess of investment
(Note C)	--	--	(649)	(375)

Net (loss) income	$ (100)	$ 864	$ (270)	$ 2,129

Net (loss) income allocated to general
partners (5%)	$ (5)	$ 43	$ (14)	$ 106

Net (loss) income allocated to limited
partners (95%)	(95)	821	(256)	2,023
	$ (100)	$ 864	$ (270)	$ 2,129

Net (loss) income per limited
partnership unit	$ (146)	$ 1,265	$ (394)	$ 3,117

Distributions per limited partnership
unit	$ --	$ --	$ 6,390	$ 3,669

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited		Investor
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	649	$ --	$ 40,563	$ 40,563

Partners' deficit at
December 31, 2005	649	$(3,131)	$(58,715)	$(61,846)

Distributions to partners	--	(218)	(4,147)	(4,365)

Net loss for the nine months
ended September 30, 2006	--	(14)	(256)	(270)

Partners' deficit at
September 30, 2006	649	$(3,363)	$(63,118)	$(66,481)

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (270)	$ 2,129
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Distributions to minority interest partner in excess of
investment	649	375
Depreciation	5,364	5,567
Casualty gain	--	(191)
Amortization of loan costs	106	106
Bad debt expense, net	177	214
Change in accounts:
Receivables and deposits	(315)	(51)
Other assets	(1,136) (95	(1,095) (95
Accounts payable	621	242
Tenant security deposit liabilities	45	47
Due to affiliates	48	--
Other liabilities	(37)	87
Net cash provided by operating activities	5,252	7,430

Cash flows from investing activities:
Insurance proceeds received	--	205
Property improvements and replacements	(5,804)	(4,373)
Net withdrawals from restricted escrows	686	70
Net cash used in investing activities	(5,118)	(4,098)

Cash flows from financing activities:
Distributions to partners	(4,365)	(2,506)
Distributions to minority interest partner	(649)	(375)
Advances from affiliate	1,393	--
Net cash used in financing activities	(3,621)	(2,881)

Net (decrease) increase in cash and cash equivalents	(3,487)	451
Cash and cash equivalents at beginning of period	3,725	1,502

Cash and cash equivalents at end of period	$ 238	$ 1,953

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,649	$ 3,017
Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 469	$ 182

At December 31, 2005 and 2004 approximately $313,000 and $135,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the “Managing General Partner”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $766,000 and $731,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $333,000 and $275,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses. At September 30, 2006, approximately $36,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $75,000 in asset management fees and approximately $8,000 in administrative fees for both the nine month periods ended September 30, 2006 and 2005. These fees are included in general and administrative expenses. At September 30, 2006 approximately $9,000 of these fees remain unpaid and are included in due to affiliates.

Note B – Transactions with Affiliated Parties (continued)

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2006 and 2005,  the Partnership was charged by AIMCO and its affiliates approximately $511,000 and $313,000 for insurance coverage and fees associated with policy claims administration.

During the nine months ended September 30, 2006, an affiliate of the Managing General Partner advanced approximately $1,393,000 to the Partnership to cover real estate taxes and capital expenditures. There were no such advances during the nine months ended September 30, 2005.  Interest accrues at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense amounted to approximately $3,000 for the nine months ended September 30, 2006. The total balance of advances and accrued interest due to an affiliate of the Managing General Partner was approximately $1,396,000 and is included in due to affiliates on the accompanying balance sheet. Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $415,000 for property operating expenses.

Note C - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority partner's interest balance to zero. For the nine months ended September 30, 2006 and 2005, distributions to the minority interest partner of approximately $649,000 and $375,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,844,000 and $5,195,000 at September 30, 2006 and 2005, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2006 and 2005, approximately $332,000 and $603,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will

Note C - Minority Interest (continued)

continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,503,000 at September 30, 2006 is recovered.

Note D – Casualty Gains

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

During the three and nine months ended September 30, 2005, a casualty gain of approximately $36,000 was recorded at the Partnership’s investment property related to stolen copper fire sprinkler pipings and fittings from 37 buildings which occurred in July 2005.  The gain was the result of the receipt of insurance proceeds of approximately $41,000 offset by the write off of approximately $5,000 of undepreciated property and improvements.

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Note E – Contingencies (continued)

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

The Partnership's sole asset is a 2,877 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the nine months ended September 30, 2006 and 2005 was 94% and 93%, respectively.

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

Results of Operations

The Partnership’s net loss for the nine months ended September 30, 2006 was approximately $270,000 compared to net income of approximately $2,129,000 for the corresponding period in 2005. Income before minority interest for the nine months ended September 30, 2006 was approximately $379,000 compared to approximately $2,504,000 for the corresponding period in 2005. The Partnership’s net loss for the three months ended September 30, 2006 was approximately $100,000 compared to net income of approximately $864,000 for the corresponding period in 2005. Loss before minority interest for the three months ended September 30, 2006 was approximately $100,000 compared to approximately $864,000 of income for the corresponding period in 2005. The decrease in income before minority interest for the three and nine months ended September 30, 2006 is primarily due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues for both periods is due to an increase in both rental and other income partially offset by a decrease in the recognition of casualty gains. Rental income increased for both periods due to an increase in the average rental rate and occupancy at the Partnership’s investment property. Other income increased for both periods due to an increase in resident utility reimbursements at the Partnership’s investment property and an increase in interest income.

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

During the three and nine months ended September 30, 2005, a casualty gain of approximately $36,000 was recorded at the Partnership’s investment property related to stolen copper fire sprinkler pipings and fittings from 37 buildings which occurred in July 2005.  The gain was the result of the receipt of insurance proceeds of approximately $41,000 offset by the write off of approximately $5,000 of undepreciated property and improvements.

Total expenses for the nine months ended September 30, 2006 increased due to increases in operating, general and administrative, interest and property tax expenses partially offset by decreases in depreciation and bad debt expenses.  Operating expense increased due to an increase in property, administrative and insurance expenses. Property expense increased due to increases in salaries and related employee benefits and utility costs, mainly natural gas and electricity.  Administrative expense increased due to increases in training and travel and legal fees. Insurance expense increased due to an increase in hazard insurance premiums. Interest expense increased due to a change in the monthly variable interest rate on the property’s mortgage.  Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property by the local taxing authority. Depreciation expense decreased due to assets becoming fully depreciated. Bad debt expense decreased due to an increase in rental collections.

Total expenses for the three months ended September 30, 2006 increased due to increases in operating, general and administrative, interest and property tax expenses partially offset by a decrease in depreciation expense. Bad debt expense remained relatively constant for the three months ended September 30, 2006. Operating expense increased due to an increase in property, administrative, insurance and maintenance expenses partially offset by a decrease in advertising expense. Property expense increased due to increases in utility costs, mainly natural gas and electricity. Administrative expense increased due to increases in legal fees and temp agency help. Maintenance expense increased due to increases in contract services, plumbing supplies, trash removal and pool expenses. Advertising expense decreased due to decreases in periodicals and radio and television advertising. Insurance, interest and property tax expenses increased as discussed above. Depreciation expense decreased due to assets becoming fully depreciated.

General and administrative expenses increased for both the three and nine months ended September 30, 2006 due to an increase in accountable reimbursements charged to the Partnership in accordance with the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the nine months ended September 30, 2006 and 2005, distributions to the minority interest partner of approximately $649,000 and $375,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,844,000 and $5,195,000 at September 30, 2006 and 2005, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the nine months ended September 30, 2006 and 2005, approximately $332,000 and $603,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,503,000 at September 30, 2006 is recovered.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $238,000 as compared to approximately $1,953,000 at September 30, 2005. Cash and cash equivalents decreased approximately $3,487,000 from December 31, 2005 due to approximately $5,118,000 and $3,621,000 of cash used in investing and financing activities, respectively, partially offset by approximately $5,252,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of distributions to partners offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $5,960,000 of capital improvements at Springhill Lake Apartments consisting primarily of land improvements and entitlements, major landscaping, building and structural improvements, appliances, HVAC and water and sewer upgrades, and roof and floor covering replacements. These improvements were funded from operations, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership completed the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property.

In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At September 30, 2006, the funds from the escrow account were fully used. In addition during 2006, the Partnership will complete renovations to one building which was damaged by a fire in June 2005 and complete the clean up work for two other buildings which were destroyed in the fire and will not be rebuilt. The Partnership received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which approximately $663,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $113,500,000 requires monthly payments of interest until its maturity. The mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 5.77% at September 30, 2006. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Operations	$4,365	$6,390	$2,506	$3,669

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

Other

AIMCO and its affiliates owned 523.65 limited partnership units (the "Units") in the Partnership representing 80.69% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership’s cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at September 30, 2006, a 100 basis point increase or decrease in market interest rates would affect net (loss) income by approximately $1.1 million.

The Partnership’s debt obligations at September 30, 2006 consists of a mortgage of $113,500,000 which is due on August 1, 2011.  The mortgage bears interest at a variable rate and requires monthly payments of interest only.  The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index (“DMBS”) plus 63 basis points.  The rate was 5.77% at September 30, 2006 and resets monthly. Management believes that the fair value of the Partnership’s debt approximates its carrying value as of September 30, 2006.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

By: AIMCO/Springhill Lake Investors GP, LLC
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Springhill Lake Investors GP, LLC equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.