Form 10-K
period 2006-12-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2007-03-26
CIK 763399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant purchased its interest in the Operating Partnerships on January 16, 1985, for approximately $73,515,000.  The Registrant's interest in the Operating Partnerships currently entitles it to 87.26% of profits and losses for tax purposes, 87.26% of the Operating Partnerships' cash flow (after certain priority distributions), and 85% of the proceeds of a sale or disposition of the Project (after certain priority distributions).

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

Item 1A.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's project. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Partnership's property and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in "Item 7" of this Form 10-K.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Springhill Lake	$146,421	$101,215	5-30 yrs	S/L	$36,553

See "Item 8. Financial Statements and Supplementary Data - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership’s property.

	Principal	Principal				Principal
	Balance At	Balance At	Stated			Balance
	December 31,		Interest	Period	Maturity	Due At
Property	2006	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)					(in thousands)
Springhill Lake
1st mortgage	$113,500	$113,500	(2)	(3)	08/11	$113,500

(1)

See "Item 8. Financial Statements and Supplementary Data – Note E" for information with respect to the Partnership's ability to prepay this loan and other details about the loan.

(2)

Adjustable rate based on the Freddie Mac discounted mortgage-backed security index plus 63 basis points.  The rate at December 31, 2006 was 5.831% and will reset monthly.

(3)

Interest only payments.

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

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Springhill Lake	$11,997	$11,747	93%	94%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)

Springhill Lake	$3,037	1.92%

The property has a fiscal year different than the real estate tax year; therefore, real estate tax expense as stated in the Partnership's Consolidated Statements of Operations does not agree to the 2006 billings.

Capital Improvements

During the year ended December 31, 2006, the Partnership completed approximately $7,636,000 of capital improvements at Springhill Lake Apartments, which includes capitalized construction period interest of approximately $198,000, construction period operating costs of approximately $42,000 and construction period taxes of approximately $31,000. The capital improvements consisted primarily of land improvements and entitlements, major landscaping, building and structural improvements, appliances, air conditioning, HVAC and water and sewer upgrades, and roof and floor covering replacements. These improvements were funded from operations, replacement reserves, insurance proceeds, and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership completed the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At December 31, 2006, the funds from the escrow account were fully used. In addition, during 2006, the Partnership completed a majority of the renovations to one building that was damaged by a fire in June 2005 and clean-up work for two other buildings that were destroyed in the fire that the Partnership does not currently intend to rebuild. The renovation work is anticipated to be completed during the first half of 2007. The Partnership received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which approximately $488,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean-up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

Prior to moving forward with the proposed redevelopment, the Partnership must obtain approval of a Preliminary Plan of Subdivision (“PPS”) and then multiple Detailed Site Plans (“DSP”), which precisely describes the proposed site, buildings and infrastructure. The Managing General Partner has submitted a PPS, which is currently under review by local government authorities. Once the PPS is approved, the Managing General Partner anticipates that it will begin to submit individual DSPs as market conditions allow. No assurances can be made regarding whether the necessary approvals will be obtained or the timing of such approvals, whether the Partnership will move forward with the proposed redevelopment if such approvals are obtained, the actual timing on the proposed redevelopment, or whether there will be any resulting change in the value of the property.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 649 limited partnership units (the “Units”) aggregating $40,562,500. The Partnership currently has 142 holders of record owning an aggregate of 649 Units. Affiliates of the Managing General Partner owned 523.65 units or 80.69% of the outstanding Units at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006, 2005, and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit	2004	Unit

Refinance (1)	$ --	$ --	$ --	$ --	$ 7,744	$11,932
Operations	4,365	6,390	2,506	3,669	10,865	15,904
Total	$ 4,365	$ 6,390	$ 2,506	$ 3,669	$18,609	$27,836

 (1)

Proceeds from the July 2004 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit significant additional distributions to its partners during 2007 or subsequent periods. See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

Other

AIMCO and its affiliates owned 523.65 Units in the Partnership representing 80.69% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data (in thousands, except unit data)

	2006	2005	2004	2003	2002
Total revenues from
rental operations	$ 34,469	$ 34,792	$ 32,824	$ 32,282	$ 32,290

Net (loss) income	$ (488)	$ 4,076	$ 2,074	$ 4,455	$ 3,213

Net (loss) income
Per limited
partnership unit	$ (715)	$ 5,966	$ 3,035	$ 6,521	$ 4,703

Limited partnership
units outstanding	649	649	649	649	649

Total assets	$ 49,829	$ 53,516	$ 51,540	$ 65,825	$ 71,425

Mortgage note payable	$ 113,500	$ 113,500	$113,500	$110,386	$113,100

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

Results of Operations

2006 Compared with 2005

The Partnership’s net loss for the year ended December 31, 2006 was approximately $488,000 compared to net income of approximately $4,076,000 for the year ended December 31, 2005 (See “Item 8. Financial Statements and Supplementary Data – Note C” for a reconciliation of these amounts to the Partnership’s Federal taxable income.) Income before minority interest for the year ended December 31, 2006 was approximately $161,000 compared to income before minority interest of approximately $4,451,000 for the corresponding period in 2005. The decrease in income before minority interest for the year ended December 31, 2006 is primarily due to an increase in total expenses and a decrease in total revenues. The decrease in total revenues for the year ended December 31, 2006 is due to a decrease in the recognition of casualty gains partially offset by increases in both rental and other income. Rental income increased due to an increase in the average rental rate at the Partnership’s investment property partially offset by a slight decrease in occupancy. Other income increased due to an increase in resident utility reimbursements and cleaning and damage fees at the Partnership’s investment property.

During the year ended December 31, 2006, a casualty gain of approximately $27,000 was recorded at the Partnership’s investment property related to damages resulting from vandalism at the property that occurred in September 2006. The gain was the result of the receipt of insurance proceeds of approximately $31,000 offset by the write off of approximately $4,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2006 a casualty gain of approximately $15,000 was recorded at the Partnership’s investment property related to flood damage that occurred in June 2006. The gain was the result of the receipt of insurance proceeds of approximately $23,000 offset by the write off of approximately $8,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2005, a casualty gain of approximately $993,000 was recorded at the Partnership’s investment property related to a fire that occurred in June 2005 which damaged thirty three units in three buildings at the Partnership’s investment property. The gain was the result of the receipt of insurance proceeds of approximately $1,453,000 offset by the write off of approximately $145,000 of undepreciated property improvements and replacements and approximately $315,000 of emergency repairs made at one property. The Managing General Partner completed a majority of the repairs at the building, which sustained only electrical and smoke damage during 2006. The other two buildings were severely damaged and the Managing General Partner has made the decision to not rebuild these two buildings at this time.

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

Total expenses for the year ended December 31, 2006 increased due to increases in operating, general and administrative, interest and property tax expenses partially offset by a decrease in depreciation expense. Bad debt expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property, administrative, insurance and maintenance expenses. Property expense increased due to increases in utility costs, mainly natural gas and electricity. Administrative expense increased due to increases in temporary agency help, legal fees and training and travel expenses. Insurance expense increased due to an increase in hazard insurance premiums. Maintenance expense increased due to an increase in interior painting costs and various repair and maintenance supply costs. Interest expense increased due to a change in the monthly variable interest rate on the property’s mortgage partially offset by an increase in capitalized interest due to the renovation work being done at the property as discussed in “Item 2. Description of Property – Capital Improvements”. Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property by the local taxing authority. Depreciation expense decreased due to assets becoming fully depreciated.

General and administrative expense increased for the year ended December 31, 2006 due to an increase in accountable reimbursements charged to the Partnership in accordance with the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the years ended December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2006 and 2005, distributions to the minority interest partner of approximately $649,000 and $375,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,844,000 and $5,195,000 at December 31, 2006 and 2005, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2006 and 2005, approximately $396,000 and $945,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,439,000 at December 31, 2006 is recovered.

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

During the year ended December 31, 2005, a casualty gain of approximately $993,000 was recorded at the Partnership’s investment property related to a fire that occurred in June 2005 which damaged thirty three units in three buildings at the Partnership’s investment property. The gain was the result of the receipt of insurance proceeds of approximately $1,453,000 offset by the write off of approximately $145,000 of undepreciated property improvements and replacements and approximately $315,000 of emergency repairs made at the property. The Managing General Partner anticipates completing the repairs at the building, which sustained only electrical and smoke damage during 2006. The other two buildings were severely damaged and the Managing General Partner has made the decision to not rebuild these two buildings at this time.

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

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the years ended December 31, 2005 and 2004. During the years ended December 31, 2005 and 2004, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2005 and 2004, distributions to the minority interest partner of approximately $375,000 and $2,737,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance. The charge is classified as distributions to the minority partner in excess of investment on the consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,195,000 and $4,820,000 at December 31, 2005 and 2004, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2005 and 2004, approximately $945,000 and $994,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,186,000 at December 31, 2005 is recovered.

Liquidity and Capital Reserves

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $248,000 as compared to approximately $3,725,000 at December 31, 2005. Cash and cash equivalents decreased approximately $3,477,000 from December 31, 2005 due to approximately $6,599,000 and $4,672,000 of cash used in investing and financing activities, respectively, partially offset by approximately $7,794,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. Cash used in financing activities consisted of distributions to partners and repayments of advances received from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership completed the repairs and improvements at the property required to be made in connection with the July 2004 refinancing of the mortgage encumbering the property. In connection with the refinancing, approximately $675,000 was deposited in an escrow account to fund such repairs and improvements. At December 31, 2006, the funds from the escrow account were fully used. In addition during 2006, the Partnership completed a majority of the renovations to one building which was damaged by a fire in June 2005 and clean up work for two other buildings which were destroyed in the fire that the Partnership does not currently intend to rebuild. The renovation work is anticipated to be completed during the first half of 2007. The Partnership received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which approximately $488,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

Prior to moving forward with the proposed redevelopment, the Partnership must obtain approval of a Preliminary Plan of Subdivision (“PPS”) and then multiple Detailed Site Plans (“DSP”), which precisely describes the proposed site, buildings and infrastructure. The Managing General Partner has submitted a PPS which is currently under review by local government authorities. Once the PPS is approved, the Managing General Partner anticipates that it will begin to submit individual DSPs as market conditions allow. No assurances can be made regarding whether the necessary approvals will be obtained or the timing of such approvals, whether the Partnership will move forward with the proposed redevelopment if such approvals are obtained, the actual timing on the proposed redevelopment, or whether there will be any resulting change in the value of the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate, requires monthly payments of interest only and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 5.831% at December 31, 2006. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ended December 31, 2004. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2006, 2005, and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit	2004	Unit

Refinance (1)	$ --	$ --	$ --	$ --	$ 7,744	$11,932
Operations	4,365	6,390	2,506	3,669	10,865	15,904
Total	$ 4,365	$ 6,390	$ 2,506	$ 3,669	$18,609	$27,836

 (1)

Proceeds from the July 2004 refinancing of the mortgage encumbering Springhill Lake Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit significant additional distributions to its partners during 2007 or subsequent periods.

Other

AIMCO and its affiliates owned 523.65 limited partnership units (the "Units") in the Partnership representing 80.69% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

The Partnership’s investment property is recorded at cost, less accumulated depreciation, unless considered impaired.  If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership’s cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the property bears interest at a variable rate. Based on interest rates at December 31, 2006, a 100 basis point increase or decrease in market interest rates would affect net income by approximately $1.1 million.

The Partnership’s debt obligations at December 31, 2006 consist of a mortgage of $113,500,000 which is due on August 1, 2011.  The mortgage bears interest at a variable rate and requires monthly payments of interest only.  The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index (“DMBS”) plus 63 basis points.  The rate was 5.831% at December 31, 2006 and resets monthly. Management believes that the fair value of the Partnership’s debt approximates its carrying value as of December 31, 2006.

Item 8.

Financial Statements and Supplementary Data

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners of

Springhill Lake Investors Limited Partnership

We have audited the accompanying consolidated balance sheets of Springhill Lake Investors Limited Partnership as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Springhill Lake Investors Limited Partnership at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$ 248	$ 3,725
Receivables and deposits	1,223	1,026
Restricted escrows	488	1,349
Other assets	2,664	2,658
Investment property (Notes B and E):
Land	5,833	5,833
Buildings and related personal property	140,588	133,031
	146,421	138,864
Less accumulated depreciation	(101,215)	(94,106)
	45,206	44,758
	$ 49,829	$ 53,516
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,398	$ 590
Tenant security deposit liabilities	770	707
Other liabilities	503	565
Due to affiliates (Note D)	357	--
Mortgage note payable (Note E)	113,500	113,500
	116,528	115,362
Minority interest (Note H)	--	--

Partners' Deficit
General partners	(3,373)	(3,131)
Investor limited partners
(649 units issued and outstanding)	(63,326)	(58,715)
	(66,699)	(61,846)
	$ 49,829	$ 53,516

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$32,080	$31,662	$31,073
Other income	2,347	1,946	1,720
Casualty gains (Note F)	42	1,184	31
Total revenues	34,469	34,792	32,824

Expenses:
Operating	16,916	15,176	13,821
General and administrative	654	534	575
Depreciation	7,176	7,324	7,435
Interest	6,319	4,431	2,715
Property taxes	2,924	2,582	2,173
Bad debt expense	319	294	376
Loss on early extinguishment of debt (Note E)	--	--	918
Total expenses	34,308	30,341	28,013

Income before minority interest	161	4,451	4,811

Distributions to minority interest partner
in excess of investment (Note H)	(649)	(375)	(2,737)
Net (loss) income (Note C)	$ (488)	$ 4,076	$ 2,074

Net (loss) income allocated to general
partners (5%)	$ (24)	$ 204	$ 104
Net (loss) income allocated to investor limited
partners (95%)	(464)	3,872	1,970
Net (loss) income	$ (488)	$ 4,076	$ 2,074

Net (loss) income per limited partnership unit	$ (715)	$ 5,966	$ 3,035

Distributions per limited partnership unit	$ 6,390	$ 3,669	$27,836

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For The Years Ended December 31, 2006, 2005 and 2004
(in thousands, except unit data)

				Total
	Limited		Investor	Partners'
	Partnership	General	Limited	(Deficit)
	Units	Partners	Partners	Capital

Original capital contributions	649	$ --	$ 40,563	$ 40,563

Partners' deficit at
December 31, 2003	649	$(2,771)	$(44,110)	$(46,881)

Distributions to partners	--	(543)	(18,066)	(18,609)

Net income for the year ended
December 31, 2004	--	104	1,970	2,074

Partners' deficit at
December 31, 2004	649	(3,210)	(60,206)	(63,416)

Distributions to partners	--	(125)	(2,381)	(2,506)

Net income for the year ended
December 31, 2005	--	204	3,872	4,076

Partners' deficit at
December 31, 2005	649	(3,131)	(58,715)	(61,846)

Distributions to partners		(218)	(4,147)	(4,365)

Net loss for the year ended
December 31, 2006	--	(24)	(464)	(488)

Partners' deficit at
December 31, 2006	649	$(3,373)	$(63,326)	$(66,699)

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (488)	$ 4,076	$ 2,074
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Distributions to minority interest partner in excess
of investment	649	375	2,737
Depreciation	7,176	7,324	7,435
Casualty gains	(42)	(1,184)	(31)
Amortization of loan costs	141	141	297
Loss on early extinguishment of debt	--	--	918
Bad debt expense	319	294	376
Change in accounts:
Receivables and deposits	(516)	(691)	625
Other assets	(147)	(215)	(213)
Accounts payable	686	185	(738)
Tenant security deposit liabilities	63	53	(180)
Other liabilities	(62)	(10)	(81)
Due to affiliates	15	--	--
Net cash provided by operating activities	7,794	10,348	13,219

Cash flows from investing activities:
Insurance proceeds received	54	1,658	38
Property improvements and replacements	(7,514)	(6,088)	(4,712)
Net withdrawals from (deposits to) restricted escrows	861	(814)	6,535
Net cash (used in) provided by investing activities	(6,599)	(5,244)	1,861

Cash flows from financing activities:
Advances from affiliate	1,808	--	--
Payments on advances from affiliate	(1,466)	--	--
Payments on mortgage note payable	--	--	(1,379)
Distributions to partners	(4,365)	(2,506)	(18,609)
Distributions to minority interest partner	(649)	(375)	(2,737)
Repayment of mortgage note payable	--	--	(109,007)
Proceeds from mortgage note payable	--	--	113,500
Prepayment penalty	--	--	(14)
Loan costs paid	--	--	(526)
Net cash used in financing activities	(4,672)	(2,881)	(18,772)

Net (decrease) increase in cash and cash equivalents	(3,477)	2,223	(3,692)
Cash and cash equivalents at beginning of year	3,725	1,502	5,194
Cash and cash equivalents at end of year	$ 248	$ 3,725	$ 1,502

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 6,163	$ 4,290	$ 2,505
Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable and other liabilities	$ 435	$ 313	$ 135

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Partnership and the Operating Partnerships. Theodore N. Lerner's ownership in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated financial statements, see Note H – Minority Interest. All significant interpartnership accounts and transactions have been eliminated in consolidation.

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

Accordingly, net income (loss) as shown in the consolidated statements of operations and changes in partners' deficit for 2006, 2005 and 2004 was allocated 95% to the Limited Partners and 5% to the General Partner. Net income (loss) per limited partnership unit for each year was computed as 95% of net income (loss) divided by 649 units outstanding (the "Units").

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $208,000 and $3,694,000 at December 31, 2006 and 2005, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2006, the Partnership capitalized interest of $198,000, property taxes of $31,000 and operating costs of $42,000. During the year ended December 31, 2005, the Partnership capitalized interest of $45,000, property taxes of $8,000 and operating costs of $14,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $195,000, $251,000, and $135,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were charged to operating expense as incurred.

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

Deferred Costs: Loan costs of approximately $985,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2006 and 2005. Accumulated amortization of approximately $328,000 and $187,000 was also included in other assets as of December 31, 2006 and 2005, respectively. The loan costs at December 31, 2006 are amortized over the term of the related loan agreement. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.  Amortization of loan costs is expected to be approximately $141,000 each year for the years 2007 through 2010 and approximately $93,000 for the year 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt approximates its carrying value at December 31, 2006.

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

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Initial Cost
Investment Property		To Partnership

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)		(in thousands)

Springhill Lake	$113,500	$ 5,833	$ 67,484	$ 73,104

Note B – Investment Property and Accumulated Depreciation

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years

Springhill Lake	$5,833	$140,588	$146,421	$101,215	10/84	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$138,864	$133,465	$128,641
Property improvements	7,636	6,266	4,847
Disposition of property	(79)	(867)	(23)
Balance at end of year	$146,421	$138,864	$133,465

Accumulated Depreciation
Balance at beginning of year	$ 94,106	$ 87,489	$ 80,070
Additions charged to expense	7,176	7,324	7,435
Disposition of property	(67)	(707)	(16)
Balance at end of year	$101,215	$ 94,106	$ 87,489

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $145,155,000 and $137,748,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $108,602,000 and $103,755,000.

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

Prior to moving forward with the proposed redevelopment, the Partnership must obtain approval of a Preliminary Plan of Subdivision (“PPS”) and then multiple Detailed Site Plans (“DSP”), which precisely describes the proposed site, buildings and infrastructure. The Managing General Partner has submitted a PPS which is currently under review by local government authorities. Once the PPS is approved, the Managing General Partner anticipates that it will begin to submit individual DSPs as market conditions allow. No assurances can be made regarding whether the necessary approvals will be obtained or the timing of such approvals, whether the Partnership will move forward with the proposed redevelopment if such approvals are obtained, the actual timing on the proposed redevelopment, or whether there will be any resulting change in the value of the property.

Note C - Taxable Income

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

	2006	2005	2004

Net (loss) income as reported	$ (488)	$ 4,076	$ 2,074
Depreciation for income tax purposes	2,329	3,571	3,558
Deferred revenue – laundry income	--	--	(65)
Other	379	(225)	978
Casualty	(20)	(1,091)	(32)
Federal taxable income	$ 2,200	$ 6,331	$ 6,513
Federal taxable income per limited
partnership unit	$3,219.71	$ 9,266	$ 9,535

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2006	2005
Net liabilities as reported:	$(66,699)	$(61,846)
Land and buildings	(1,266)	(1,116)
Accumulated depreciation	(7,387)	(9,649)
Other	4,167	3,591
Net liabilities - income tax method	$(71,185)	$(69,020)

Note D - Related Party Transactions

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services, reimbursements of certain expenses incurred by affiliates on behalf of the Partnership, an annual asset management fee of $100,000 and an annual administration fee of $10,000.

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,017,000, $995,000 and $965,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in operating expense. At December 31, 2006, approximately $1,000 of these expenses remain unpaid and are included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $447,000, $369,000 and $381,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2006, 2005 and 2004, which is included in general and administrative expense.

During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced approximately $1,808,000 to the Partnership to cover real estate taxes and capital expenditures. There were no such advances during the years ended December 31, 2005 and 2004.  Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $49,000 for the year ended December 31, 2006. During the year ended December 31, 2006, the Partnership made payments of principal and accrued interest of approximately $1,500,000. The total balance of advances and accrued interest due to an affiliate of the Managing General Partner was approximately $356,000 at December 31, 2006 and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $511,000, $313,000 and $288,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 523.65 limited partnership units (the "Units") in the Partnership representing 80.69% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Principal
	Balance	Balance			Principal
	Due At	Due At			Balance
Property	December 31,		Interest	Maturity	Due At
	2006	2005	Rate	Date	Maturity
	(in thousands)				(in thousands)
Springhill Lake
1st mortgage	$113,500	$113,500	(1)	08/11	$113,500

(1)

Adjustable rate based on Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate at December 31, 2006 was 5.831% and will reset monthly.

On July 22, 2004, the Partnership refinanced the mortgage encumbering Springhill Lake Apartments. The new mortgage of $113,500,000 replaced existing mortgage indebtedness of approximately $109,007,000. The new mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 5.831% at December 31, 2006. After repayment of the existing mortgage, payment of closing costs, and funding of a $675,000 repair escrow account and operating reserves, the Partnership received net proceeds of approximately $3,294,000. The Partnership also received a refund of approximately $7,085,000 relating to the repair escrow required by the previous lender. Total capitalized loan costs associated with this refinancing were approximately $526,000 during the year ended December 31, 2004. The Partnership recognized a loss on the early extinguishment of debt of approximately $918,000 due to the write off of approximately $904,000 of unamortized loan costs and a prepayment penalty of approximately $14,000 during the year ended December 31, 2004.

Note F - Casualty Gains

During the year ended December 31, 2006, a casualty gain of approximately $27,000 was recorded at the Partnership’s investment property related to damages resulting from vandalism at the property that occurred in September 2006. The gain was the result of the receipt of insurance proceeds of approximately $31,000 offset by the write off of approximately $4,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2006 a casualty gain of approximately $15,000 was recorded at the Partnership’s investment property related to flood damage that occurred in June 2006. The gain was the result of the receipt of insurance proceeds of approximately $23,000 offset by the write off of approximately $8,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2005, a casualty gain of approximately $993,000 was recorded at the Partnership’s investment property related to a fire that occurred in June 2005 which damaged thirty three units in three buildings at the Partnership’s investment property. The gain was the result of the receipt of insurance proceeds of approximately $1,453,000 offset by the write off of approximately $145,000 of undepreciated property improvements and replacements and approximately $315,000 of emergency repairs made at one property. The Managing General Partner completed a majority of the repairs at the building, which sustained only electrical and smoke damage during 2006. The repair work is anticipated to be completed during the first half of 2007. The other two buildings were severely damaged and the Managing General Partner has made the decision to not rebuild these two buildings at this time.

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

Note G - Operating Leases

One of the Operating Partnerships leases retail space to tenants in the shopping center under operating leases which expire in various years through August 31, 2011. The leases call for base monthly rentals plus additional charges for pass throughs and percentage rent. Minimum future rental payments to be received subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 154
2008	135
2009	117
2010	98
2011	66
$ 570

Note H – Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net earnings of the operating partnerships recorded by the Partnership was zero for the years ended December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, the Partnership did not recognize any minority interest in net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority interest partner's investment balance to zero. For the years ended December 31, 2006, 2005 and 2004, distributions to the minority interest partner of approximately $649,000, $375,000 and $2,737,000, respectively, were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,844,000 and $5,195,000 at December 31, 2006 and 2005, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the years ended December 31, 2006 and 2005, approximately $396,000 and $945,000, respectively, in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,439,000 at December 31, 2006 is recovered.

Note I - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$ 8,576	$ 8,554	$ 8,654	$ 8,685	$34,469
Total expenses	9,226	8,074	8,754	8,903	34,957
Net (loss) income	$ (650)	$ 480	$ (100)	$ (218)	$ (488)
Net (loss) income per limited
partnership unit	$ (951)	$ 703	$ (146)	$ (321)	$ (715)

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$ 8,220	$ 8,256	$ 8,600	$ 9,716	$34,792
Total expenses	7,935	7,276	7,736	7,769	30,716
Net income	$ 285	$ 980	$ 864	$ 1,947	$ 4,076
Net income per limited
partnership unit	$ 418	$ 1,434	$ 1,265	$ 2,849	$ 5,966

Note J – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9b.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
Harry G. Alcock	44	Manager, Executive Vice President and Chief
		Investment Officer
Martha L. Long	47	Manager and Senior Vice President
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief Financial
		Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or managing members of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and managing members (See "Item 13. Certain Relationships and Related Transactions, and Director Independence").

Item 12.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2006.

	Number
Entity	of Units	Percentage

AIMCO IPLP, L.P.
(an affiliate of AIMCO)	241.15	37.16%

AIMCO Properties, L.P.
(an affiliate of AIMCO)	282.50	43.53%

AIMCO IPLP, L.P. is ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No managing members or officer of the Managing General Partner owns any Units.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services, reimbursements of certain expenses incurred by affiliates on behalf of the Partnership, an annual asset management fee of $100,000 and an annual administration fee of $10,000.

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,017,000, $995,000 and $965,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in operating expense. At December 31, 2006, approximately $1,000 of these expenses remain unpaid and are included in due to affiliates on the consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $447,000, $369,000 and $381,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $100,000 in asset management fees and approximately $10,000 in administrative fees for the years ended December 31, 2006, 2005 and 2004, which is included in general and administrative expense.

During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced approximately $1,808,000 to the Partnership to cover real estate taxes and capital expenditures. There were no such advances during the years ended December 31, 2005 and 2004.  Interest accrues at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense amounted to approximately $49,000 for the year ended December 31, 2006. During the year ended December 31, 2006, the Partnership made payments of principal and interest of approximately $1,500,000. The total balance of advances and accrued interest due to an affiliate of the Managing General Partner was approximately $356,000 at December 31, 2006 and is included in due to affiliates on the consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $511,000, $313,000 and $288,000, respectively, for insurance coverage and fees associated with policy claims administration.

AIMCO and its affiliates owned 523.65 limited partnership units (the "Units") in the Partnership representing 80.69% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s managing members is independent under the independence standards established for New York Stock Exchange listed companies as both managing members are employed by the parent of the Managing General Partner.

Item 14.

Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006, 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $32,000, $27,000, and $24,000 for 2006, 2005 and 2004 respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $55,000, $53,000 and $49,000 for 2006, 2005 and 2004, respectively.

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

Date: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Manager and Executive	Date: March 26, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Manager and Senior	Date: March 26, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 26, 2007
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

Date:  March 26, 2007

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

Date:  March 26, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Springhill Lake Investors GP, LLC equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Springhill Lake Investors Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 26, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 26, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.