Form 10-Q
period 2007-03-31
SPRINGHILL LAKE INVESTORS LTD PARTNERSHIP
filed 2007-05-15
CIK 763399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 187	$ 248
Receivables and deposits	1,233	1,223
Restricted escrows	428	488
Other assets	2,325	2,664
Investment property:
Land	5,833	5,833
Buildings and related personal property	142,527	140,588
	148,360	146,421
Less accumulated depreciation	(102,933)	(101,215)
	45,427	45,206
	$ 49,600	$ 49,829
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,768	$ 1,398
Tenant security deposit liabilities	814	770
Other liabilities	663	503
Due to affiliates (Note B)	528	357
Mortgage note payable	113,500	113,500
	117,273	116,528

Minority interest (Note C)	--	--

Partners' Deficit
General partners	(3,422)	(3,373)
Investor limited partners (649 units issued and
outstanding)	(64,251)	(63,326)
	(67,673)	(66,699)
	$ 49,600	$ 49,829

  Note:

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 8,019	$ 8,024
Other income	618	552
Total revenues	8,637	8,576

Expenses:
Operating	5,219	4,632
General and administrative	201	184
Depreciation	1,718	1,768
Interest	1,620	1,400
Property taxes	746	686
Bad debt expense	107	34
Total expenses	9,611	8,704

Loss before minority interest	(974)	(128)

Distributions to minority interest partner in
excess of investment (Note C)	--	(522)

Net loss	$ (974)	$ (650)

Net loss allocated to general partners (5%)	$ (49)	$ (33)
Net loss allocated to investor limited
partners (95%)	(925)	(617)

	$ (974)	$ (650)

Net loss per limited partnership unit	$(1,425)	$ (951)

Distributions per limited partnership unit	$ --	$ 5,277

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited		Investor
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	649	$ --	$ 40,563	$ 40,563

Partners' deficit at
December 31, 2006	649	$(3,373)	$(63,326)	$(66,699)

Net loss for the three months
ended March 31, 2007	--	(49)	(925)	(974)

Partners' deficit at
March 31, 2007	649	$(3,422)	$(64,251)	$(67,673)

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (974)	$ (650)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Distributions to minority interest partner in
excess of investment	--	522
Depreciation	1,718	1,768
Amortization of loan costs	35	35
Bad debt expense, net	107	34
Change in accounts:
Receivables and deposits	(117)	(114)
Other assets	304	396
Accounts payable	521	140
Tenant security deposit liabilities	44	18
Other liabilities	160	(146)
Due to affiliates	171	--
Net cash provided by operating activities	1,969	2,003

Cash flows from investing activities:
Property improvements and replacements	(2,090)	(1,508)
Net withdrawals from restricted escrows	60	249
Net cash used in investing activities	(2,030)	(1,259)

Cash flows from financing activities:
Distributions to partners	--	(3,605)
Distributions to minority partner	--	(522)
Net cash used in financing activities	--	(4,127)

Net decrease in cash and cash equivalents	(61)	(3,383)

Cash and cash equivalents at beginning of period	248	3,725

Cash and cash equivalents at end of period	$ 187	$ 342

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,575	$ 1,365

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 284	$ 193

At December 31, 2006 and 2005 approximately $435,000 and $313,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Springhill Lake Investors Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Springhill Lake Investors GP, LLC ("AIMCO LLC" or the “Managing General Partner”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 3% of residential rent collections and 5% of commercial income from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $258,000 and $259,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expense.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $135,000 and $134,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses. At March 31, 2007, approximately $135,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner earned approximately $25,000 in asset management fees and approximately $3,000 in administrative fees for both of the three month periods ended March 31, 2007 and 2006. These fees are included in general and administrative expenses. At March 31, 2007, approximately $28,000 of asset management and administration fees remain unpaid and are included in due to affiliates.

During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced approximately $1,808,000 to the Partnership to cover real estate taxes and capital expenditures. There were no such advances during the three months ended March 31, 2007 and 2006.  Interest accrues at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense amounted to approximately $9,000 for the three months ended March 31, 2007. During the year ended December 31, 2006, the Partnership made payments of principal and accrued interest of approximately $1,500,000. There were no payments made during the three months ended March 31, 2007. The total balance of advances and accrued interest due to an affiliate of the Managing General Partner was approximately $365,000 at March 31, 2007 and is included in due to affiliates. Subsequent to March 31, 2007, the Partnership received an advance of approximately $654,000 to cover operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $556,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $511,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Minority Interest

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net (loss) earnings of the operating partnerships recorded by the Partnership was zero for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007 and 2006, the Partnership did not recognize any minority interest in net (loss) earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority partner's interest balance to zero. For the three months ended March 31, 2007 there were no distributions to the minority interest partner. For the three months ended March 31, 2006, distributions to the minority interest partner of approximately $522,000 were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,844,000 and $5,717,000 at March 31, 2007 and 2006, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2007, approximately $28,000 in losses were allocated to the majority partner. For the three months ended March 31, 2006, approximately $75,000 in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,467,000 at March 31, 2007 is recovered.

Note D – Casualty Event

In late March 2007, the Partnership suffered damage to two buildings, or 66 apartments units, as a result of electrical fires.  Both buildings suffered fire, water and smoke damage.  All residents of the two buildings were evacuated and are currently living in previously vacant apartment units at the property or hotels until additional apartment units become available.  The Partnership currently estimates that the damage incurred totals approximately $1,000,000 and is expected to be covered by insurance.  Subsequent to March 31, 2007 the Partnership received $300,000 as partial payment of the expected total insurance proceeds to be received.  The Partnership does not anticipate recognizing a casualty loss related to this event.

Note E - Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 2,877 unit apartment complex, which consists of apartment and townhouse units and a four-store shopping center, known as Springhill Lake Apartments located in Greenbelt, Maryland. Average occupancy for the three months ended March 31, 2007 and 2006 was 92% and 95%, respectively.  The decrease in occupancy is primarily attributable to implementing higher standards with respect to prospective tenants in an effort to maintain a more stable tenant base and occupancy.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $974,000 compared to a net loss of approximately $650,000 for the three months ended March 31, 2006.  The loss before minority interest for the three months ended March 31, 2007 was approximately $974,000 compared to a loss of approximately $128,000 for the corresponding period in 2006.  The increase in loss before minority interest for the three months ended March 31, 2007 is primarily due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues is due to an increase in other income partially offset by a decrease in rental income. Other income increased due to an increase in resident utility reimbursements, cleaning and damage fees and late charges at the Partnership’s investment property. Rental income decreased due to a decrease in occupancy at the Partnership’s investment property partially offset by a slight increase in the average rental rate.

Total expenses for the three months ended March 31, 2007 increased due to increases in operating, general and administrative, interest, property tax and bad debt expenses partially offset by a decrease in depreciation expense. Operating expense increased due to an increase in property, administrative, insurance and maintenance expenses. Property expense increased due to increases in utility costs, mainly natural gas and electricity, and salaries and related employee benefits. Administrative expense increased due to increases in tenant eviction costs, business and license permits that are required to be paid for each unit at the investment property and training and travel expenses. Insurance expense increased due to an increase in hazard insurance premiums. Maintenance expense increased due to increases in contract services, various repair and maintenance supply costs associated with the March 2007 fires at the investment property and snow removal. Interest expense increased due to an increase in the monthly variable interest rate on the property’s mortgage in addition to an increase in capitalized interest due to the renovation work being done at the property (as discussed below). Property tax expense increased due to an increase in the assessed value of the Partnership’s investment property by the local taxing authority in addition to an increase in capitalized taxes due to the renovation work being done at the property (as discussed below).  Bad debt expense increased due to higher expenses and a decrease in collections. Depreciation expense decreased due to assets becoming fully depreciated.

General and administrative expense increased for the three months ended March 31, 2007 due to an increase in legal expenses associated with daily partnership operations. Included in general and administrative expenses are accountable reimbursements, asset management and administrative fees charged to the Partnership in accordance with the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

In late March 2007, the Partnership suffered damage to two buildings, or 66 apartments units, as a result of electrical fires.  Both buildings suffered fire, water and smoke damage.  All residents of the two buildings were evacuated and are currently living in previously vacant apartment units at the property or hotels until additional apartment units become available.  The Partnership currently estimates that the damage incurred totals approximately $1,000,000 and is expected to be covered by insurance.  Subsequent to March 31, 2007 the Partnership received $300,000 as partial payment of the expected total insurance proceeds to be received.  The Partnership does not anticipate recognizing a casualty loss related to this event.

The limited partnership interest of Theodore N. Lerner in the operating partnerships is reflected as a minority interest in the accompanying consolidated financial statements. Minority interest in net (loss) earnings of the operating partnerships recorded by the Partnership was zero for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007 and 2006, the Partnership did not recognize any minority interest in (loss) net earnings of the operating partnerships as previous distributions to the minority partner during 2002 reduced the minority partner's interest balance to zero. For the three months ended March 31, 2007 there were no distributions to the minority interest partner. For the three months ended March 31, 2006 distributions to the minority interest partner of approximately $522,000 were made in excess of the minority partner's investment in the operating partnerships. When the operating partnerships make distributions in excess of the minority partner’s investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner’s excess distribution over the investment balance.

The charge is classified as distributions to the minority partner in excess of investment on the accompanying consolidated statements of operations. Cumulative distributions to the minority partner in excess of investment totaled approximately $5,844,000 and $5,717,000 at March 31, 2007 and 2006, respectively. No income is allocated to the minority partner until all previous losses recognized by the majority partner are recovered. For the three months ended March 31, 2007, approximately $28,000 in losses were allocated to the majority partner. For the three months ended March 31, 2006, approximately $75,000 in earnings were allocated to the majority partner to recover previous losses recognized. Earnings will continue to be allocated to the majority partner to recover previous losses recognized until such time as the net amount of approximately $2,467,000 at March 31, 2007 is recovered.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $187,000 as compared to approximately $342,000 at March 31, 2006. Cash and cash equivalents decreased approximately $61,000 from December 31, 2006 due to approximately $2,030,000 of cash used in investing activities partially offset by approximately $1,969,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2007, the Partnership completed approximately $1,939,000 of capital improvements at Springhill Lake Apartments, which includes capitalized construction period interest, operating costs and taxes of approximately $81,000, $25,000, and $13,000, respectively. The capital improvements consisted primarily of siding, appliance and floor covering replacements, computers, maintenance equipment, interior painting, HVAC and water and sewer upgrades and structural improvements. The Partnership regularly evaluates the capital improvement needs of the property during the year. During 2006, the Partnership completed a majority of the renovations to one building which was damaged by a fire in June 2005 and clean-up work for two other buildings which were destroyed in the fire that the Partnership does not currently intend to rebuild. The renovation work is anticipated to be completed during the first half of 2007. The Partnership received insurance proceeds of approximately $1,453,000 during 2005 related to this casualty, of which approximately $428,000 is being held in escrow by the mortgage company. Any portion of the insurance proceeds not used for renovations or clean up costs will be applied to the principal balance of the existing mortgage encumbering the property. Additional improvements and routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.  The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $113,500,000 requires monthly payments of interest until its maturity. The mortgage bears interest at a variable rate and has a balloon payment of $113,500,000 due on August 1, 2011. The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index plus 63 basis points. The rate was 5.86% at March 31, 2007. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2007	Unit	March 31, 2006	Unit

Operations	$ --	$ --	$3,605	$5,277

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2007 or subsequent periods.

Other

AIMCO and its affiliates owned 523.65 limited partnership units (the "Units") in the Partnership representing 80.69% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on March 12, 2007, AIMCO Properties, L.P. commenced a tender offer to acquire 126.35 Units for a purchase price of $121,912 per Unit.

Such offer expires on June 15, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 80.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership’s cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering the Property bears interest at a variable rate. Based on interest rates at March 31, 2007, a 100 basis point increase or decrease in market interest rates would affect net loss by approximately $1.1 million.

The Partnership’s debt obligations at March 31, 2007 consists of a mortgage of $113,500,000 which is due on August 1, 2011.  The mortgage bears interest at a variable rate and requires monthly payments of interest only.  The interest rate on the variable rate loan is the Freddie Mac discounted mortgage-backed security index (“DMBS”) plus 63 basis points.  The rate was 5.86% at March 31, 2007 and resets monthly. Management believes that the fair value of the Partnership’s debt approximates its carrying value as of March 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGHILL LAKE INVESTORS LIMITED PARTNERSHIP

By: AIMCO/Springhill Lake Investors GP, LLC
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Springhill Lake Investors GP, LLC equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Springhill Lake Investors Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.